Form 10-Q
period 1998-05-31
ASPEC TECHNOLOGY INC
filed 1998-07-15
CIK 1031911

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q
(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the Quarterly Period Ended May 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the transition period from ------ to ------
                                ----------------
                        Commission File Number 000-22565

                             ASPEC TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                      77-0298386
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification Number)

                    830 E. ARQUES AVENUE, SUNNYVALE, CA 94086
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (408) 774-2199
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]*

         The number of shares of the Registrant's Common Stock outstanding as of May 31, 1998 was 28,441,554.

* The Registrant became subject to the filing requirements of the Exchange Act on April 27, 1998 in connection with the initial public offering of its Common Stock.

                             ASPEC TECHNOLOGY, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED MAY 31, 1998

                                TABLE OF CONTENTS

                                                                                                            Page
PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

             a)       Condensed Consolidated Statements of Income for the three and six months ended
                      May 31, 1998 and 1997 ................................................................  3

             b)       Condensed Consolidated Balance Sheets at May 31, 1998 and November 30, 1997 ..........  4

             c)       Condensed Consolidated Statements of Cash Flows for the six months ended
                      May 31, 1998 and 1997 ................................................................  5

             d)       Notes to Condensed Consolidated Financial Statements .................................  6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations .........  9


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings ............................................................................. 24

Item 2.      Change in Securities and Use of Proceeds ...................................................... 25

Item 6.      Exhibits and Reports on Form 8-K .............................................................. 25


SIGNATURES ................................................................................................. 26

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             ASPEC TECHNOLOGY, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                    QUARTER ENDED               SIX MONTHS ENDED
                                                        MAY 31,                      MAY 31,
                                                 --------      --------      --------      --------
                                                  1998           1997          1998          1997
                                                 --------      --------      --------      --------
Revenue                                          $  8,034      $  5,042      $ 14,959      $ 10,720
Cost of revenue                                     3,729         2,078         6,438         3,728
                                                 ----------------------      ----------------------

Gross profit                                        4,305         2,964         8,521         6,992
                                                 ----------------------      ----------------------
Operating expenses:
       Research and development                       533           288           964           586
       Sales and marketing                          1,461         1,836         2,727         3,350
       General and administrative                     644           534         1,517           930
       Write-off of purchased technology            3,742            --         3,742            --
                                                 ----------------------      ----------------------
             Total operating expenses               6,380         2,658         8,950         4,866
                                                 ----------------------      ----------------------

Income (loss) from operations                      (2,075)          306          (429)        2,126
Interest income, net                                  318            39           340           128
                                                 ----------------------      ----------------------

Income (loss) before income taxes                  (1,757)          345           (89)        2,254
Provision for income taxes                            770           138         1,437           902
                                                 ----------------------      ----------------------

Net income (loss)                                  (2,527)          207        (1,526)        1,352
Accretion of redeemable preferred stock             4,116           204         4,328           406
                                                 ----------------------      ----------------------
Income (loss) attributable to common
     stockholders                                $ (6,643)     $      3      $ (5,854)     $    946
                                                 ======================      ======================
Basic earnings (loss) per share                  $  (0.28)     $   0.00      $  (0.26)     $   0.04
                                                 ======================      ======================
Shares used in basic per share calculation         23,822        21,433        22,555        21,376
                                                 ======================      ======================
Diluted earnings (loss) per share                $  (0.28)     $   0.00      $  (0.26)     $   0.04
                                                 ======================      ======================
Shares used in diluted per share calculation       23,822        22,676        22,555        22,825
                                                 ======================      ======================

     See accompanying notes to condensed consolidated financial statements.

                             ASPEC TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                 MAY 31,       NOV. 30,
                                                                  1998          1997
                                                                --------      --------
                                                               (UNAUDITED)       (1)
Current assets:
   Cash and equivalents                                         $ 52,485      $  2,524
   Accounts receivable (net of allowances of $700 and $300)
      Billed                                                       8,085         6,996
      Unbilled                                                     3,510           948
   Prepaid  expenses                                               1,039           507
   Inventory                                                         112            --
   Deferred income taxes                                           1,778         1,778
                                                                ----------------------
      Total current assets                                        67,009        12,753
Property and equipment - net                                       5,180         4,105
Other assets                                                       1,459           243
                                                                ----------------------

TOTAL                                                           $ 73,648      $ 17,101
                                                                ======================

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                                             $  2,346      $    801
   Accrued liabilities                                             3,090         2,379
   Income taxes payable                                              855           321
   Customer advances                                               1,904         4,747
                                                                ----------------------
      Total current liabilities                                    8,195         8,248

Deferred income taxes                                                267            --
                                                                ----------------------
      Total liabilities                                            8,462         8,248

Series A redeemable preferred stock                                   --        14,168
Redeemable common stock                                               --         7,116

Stockholders' equity (deficiency):
   Common stock                                                   86,237         2,914
   Stockholders' notes receivable                                   (200)         (301)
   Deferred stock compensation                                      (118)         (165)
   Retained earnings (deficit)                                   (20,733)      (14,879)
                                                                ----------------------
      Total stockholders' equity (deficiency)                     65,186       (12,431)
                                                                ----------------------
TOTAL                                                           $ 73,648      $ 17,101
                                                                ======================

(1)   Derived from audited consolidated financial statements

     See accompanying notes to condensed consolidated financial statements.

                             ASPEC TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)


                                                                                              SIX MONTHS ENDED
                                                                                                   MAY 31,
                                                                                            --------------------
                                                                                                1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                           $  (1,526)    $ 1,352
Adjustments from operating activities:
  Write-off of purchased technology                                                             3,742          --
  Depreciation and amortization                                                                 1,143         666
  Deferred income taxes                                                                           (16)         --
  Stock compensation expense                                                                       37          73
  Changes in assets and liabilities
    Accounts receivable:
      Billed                                                                                     (818)     (2,689)
      Unbilled                                                                                 (2,562)       (694)
    Prepaid expenses                                                                             (514)        (87)
    Inventory                                                                                     (13)         --
    Accounts payable                                                                            1,360         458
    Accrued liabilities                                                                           268         329
    Income taxes payable                                                                          534      (1,687)
    Customer advances                                                                          (2,843)        210
                                                                                             --------     -------
    NET CASH PROVIDED (USED FOR) BY OPERATING ACTIVITIES                                       (1,208)     (2,069)
                                                                                             --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                          (2,105)     (2,052)
  Cash acquired, net of cash payments for purchase of SIS Microelectronics                         26          --
  Other assets                                                                                   (258)        (51)
                                                                                             --------     -------
    NET CASH PROVIDED (USED FOR) BY INVESTING ACTIVITIES                                       (2,337)     (2,103)
                                                                                             --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                                                         72,226          --
  Redemption of redeemable preferred stock                                                    (18,495)         --
  Repayment of borrowings                                                                        (314)         --
  Repurchase of common stock                                                                      (12)         --
  Collection of stockholder notes receivable                                                      101          92
                                                                                             --------     -------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  53,506          92
                                                                                             --------     -------
Net increase (decrease) in cash and equivalents                                                49,961      (4,080)
Cash and equivalents, beginning of period                                                       2,524       6,341
                                                                                             --------     -------
CASH AND EQUIVALENTS, END OF PERIOD                                                          $ 52,485     $ 2,261
                                                                                             ========     =======

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                                                 $    919     $ 2,588
                                                                                             ========     =======

  Accretion of redeemable preferred stock                                                    $  4,328     $   406
                                                                                             ========     =======

The Company purchased all of the capital stock of SIS Microelectronics for Aspec stock of $4,000,000 plus transaction costs of $148,000. In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:

  Fair value of assets acquired, including purchased technology                              $  1,348
  Liabilities assumed                                                                             942
                                                                                             --------
    Net assets acquired                                                                           406
    Purchased technology (expensed)                                                             3,742
                                                                                             --------
      Purchase price                                                                         $  4,148
                                                                                             ========

     See accompanying notes to condensed consolidated financial statements.

                             ASPEC TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of ASPEC TECHNOLOGY, INC. ("Aspec" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The year-end balance sheet has been derived from audited financial statements and does not include all disclosures required by GAAP. Operating results for the three and six-month periods ended May 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1998 or for any other period. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended November 30, 1997 included in the Company's Registration Statement on Form S-1 (Reg. No. 333-22913) together with Management's Discussion and Analysis of Financial Condition and Results of Operations.



2.     EARNINGS PER SHARE (EPS) DISCLOSURES

      The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). All earnings per share (EPS) data for prior periods have been restated to conform with SFAS 128.

      SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding (excluding shares subject to repurchase rights) for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Such securities are not included in loss periods as they would be antidilutive.

      A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                                    Quarter Ended            Six Months Ended
                                                                       May 31,                    May 31,
                                                                 1998          1997         1998          1997
                                                               --------      --------     --------      --------
                                                                                 (Unaudited)

Net income (loss) attributable to common stockholders          $ (6,643)     $      3     $ (5,854)     $    946
                                                               -------------------------------------------------

Denominator-basic EPS common stock outstanding                   23,822        21,433       22,555        21,376
                                                               -------------------------------------------------

Basic earnings (loss) per share                                $  (0.28)     $   0.00     $  (0.26)     $   0.04
                                                               -------------------------------------------------

Denominator-Diluted EPS:
     Denominator-Basic EPS                                       23,822        21,433       22,555        21,376
     Effect of dilutive securities:
         Weighted average common shares subject to
             repurchase rights                                       --         1,028           --         1,086
         Weighted average common share equivalents related
             to stock purchase rights and options                    --           215           --           363
                                                               -------------------------------------------------
                                                                 23,822        22,676       22,555        22,825
                                                               -------------------------------------------------

Diluted earnings (loss) per share                              $  (0.28)     $   0.00     $  (0.26)     $   0.04
                                                               -------------------------------------------------


3.       NEW ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

4.       BUSINESS COMBINATIONS

         In April 1998, the Company completed its purchase of SIS
Microelectronics, Inc. ("SIS Microelectronics"), an engineering design services company located in Longmont, Colorado in exchange for the issuance of an aggregate 400,000 shares of Common Stock. As part of this transaction, the Company expensed approximately $3.7 million of in-process research and development in the second quarter of fiscal 1998.

5.       STOCKHOLDERS' EQUITY

      On May 1, 1998, the Company completed the public offering of 6,000,000 shares of Common Stock through a Registration Statement declared effective by the Securities and Exchange Commission on April 27, 1998.

      In May and June 1996, the Company issued an aggregate of 130,378 shares of its Series A Redeemable Preferred Stock. The aggregate liquidation and redemption value of the Series A Redeemable Preferred Stock was approximately $18.5 million at May 6, 1998. In connection with the redemption of all outstanding shares of such Series A Redeemable Preferred Stock from the proceeds of the Company's initial public offering in May 1998, as required by the terms of such shares, the difference between the book value and the redemption value of approximately $4.1 million was recorded as accretion for Preferred Stock when determining income attributable to common stockholders and earnings per share. This $4.1 million of accretion was recorded in the second quarter of fiscal 1998 when the offering was completed and, together with the charge to in-process research and development related to the acquisition of SIS Microelectronics, resulted in a loss attributable to common stockholders and a loss per share in the quarter.

      During May and June 1996, the Company sold an aggregate of 4,778,804 shares of redeemable common stock to the preferred stock investors for net proceeds of approximately $7,116,000. Under a stockholder rights agreement, these investors had a put option, exercisable at any time after the seventh anniversary of the agreement, to require the Company to repurchase for cash all of the common shares held by such investors at a price determined based upon the then market value of the Company divided by the number of common shares outstanding. This right terminated upon the IPO. The holders of these shares have certain registration rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and include various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below and under "Other Factors Affecting Future Operating Results."

COMPANY OVERVIEW

         Aspec was founded in December 1991 to develop, market and support semiconductor intellectual property ("SIP") to enable customers to develop complex ICs. Through fiscal 1992, the Company was principally engaged in the development of its first products and the establishment of customer relationships. The Company recognized its initial revenue in fiscal 1993 as SIP products were completed for customers designing gate array-based ASICs. In fiscal 1993, 1994 and 1995, a substantial portion of the Company's revenue was derived from the license of SIP products to vertically integrated semiconductor manufacturers that were seeking to enter the merchant ASIC market. During these years, the Company also expanded its development efforts. By fiscal 1996, the Company had enhanced its SIP products for gate array-based ICs and had developed SIP products for standard cell-based ICs supporting a number of foundry processes. These developments allowed the Company to expand its customer base to include other integrated semiconductor companies, fabless semiconductor companies, electronics systems manufacturers and distributors that sell to such entities.

         Revenue consists primarily of license fees for the Company's SIP products. A license is required for each foundry used by the customer as well as for each process technology employed. The Company also realizes revenue from service and maintenance fees. Typically a customer licenses a bundle of products which is accompanied by documentation and training. The license of the Company's products typically involves a lengthy sales cycle of up to 12 months because the license generally involves a significant commitment of capital by the customer and because Aspec's SIP is either replacing a customer's proprietary SIP or introducing entirely new SIP. These SIP products are licensed to customers on a per design basis, a per site basis or an enterprise basis. The price for a typical bundle of products ranges from approximately $200,000 on a per design basis to over $2.0 million on an enterprise basis.

         A significant portion of the Company's revenue is recognized on a percentage of completion method based upon actual costs incurred. The completion period typically ranges from three months to a year. Accordingly, revenue in any quarter is dependent on progress towards completion of projects by the Company. The Company has in the past experienced delays in the progress of certain projects, and there can be no assurance that such delays will not occur with respect to future projects. Any delay or failure to achieve such progress could result in a delay in the ability to bill for or collect payment for work previously performed, damage to customer relationships and the Company's reputation, diversion of engineering resources or a delay in the market acceptance of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, these contracts may generally be canceled without cause, and if a customer cancels or delays performance under any such contracts, the Company's business, operating results and financial condition could be materially adversely affected.

         Engineering efforts devoted to developing products for which revenue is recognized on a percentage of completion basis are recorded as cost of revenue. Engineering efforts devoted to developing the Company's core technology and products not requiring adaptation are recorded as research and development expense. As a result of its engineering efforts, the Company has developed a substantial base of technology, which the Company is able to reuse in other product offerings. The Company expects to continue to devote significant resources to its various engineering efforts.

         A significant portion of the Company's revenue is derived from customers outside the United States, and the Company anticipates that international revenue will continue to account for a significant portion of its total revenue. Revenue from customers outside the United States, substantially all of whom are located in Asia, accounted for 54.1%, 66.2% and 48.2% of revenue in fiscal 1995, 1996 and 1997, respectively and 47.6% and 58.5% of revenue for the first six months of fiscal 1997 and 1998, respectively. Although the Company does not believe that it experienced any material adverse impact in revenue as a result of the financial dislocations that occurred in certain Asian countries during 1997 and 1998, it has experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At May 31, 1998, approximately 67.3% of the Company's accounts receivable (including unbilled receivables) were from Asian-based customers. Although the Company currently believes, based in part on continuing discussions with these customers, that its existing accounting reserves are adequate given the estimated exposure related to all of its accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on the Company's ability to collect its accounts receivable or on its business, operating results and financial condition.

         The Company's international business involves a number of risks, including the impact of possible recessionary environments in foreign economies, political and economic instability, exchange rate fluctuations, longer receivables collection periods and greater difficulty in accounts receivable collection from distributors and customers, difficulty in managing distributors or sales representatives, unexpected changes in regulatory requirements, reduced or limited protection for intellectual property rights, export license requirements, tariffs and other trade barriers and potentially adverse tax consequences. Although the Company prices its products and services in United States dollars, currency exchange fluctuations could have a material adverse effect on the Company's business to the extent that the Company's pricing is not competitive with products priced in local currencies. The Company does not currently hedge against foreign currency fluctuations. See "Other Factors Affecting Future Operating Results -- Risks Associated With International Operations."

         In May and June 1996, the Company issued an aggregate of 130,378 shares of its Series A

Redeemable Preferred Stock. The aggregate liquidation and redemption value of the Series A Redeemable Preferred Stock was approximately $18.5 million at May 6, 1998. In connection with the redemption of all outstanding shares of such Series A Redeemable Preferred Stock from the proceeds of the Company's initial public offering in May 1998, as required by the terms of such shares, the difference between the book value and the redemption value of approximately $4.1 million was recorded as accretion for Preferred Stock when determining income attributable to common stockholders and earnings per share. This $4.1 million of accretion was recorded in the second quarter of fiscal 1998 when the offering was completed and, together with the charge to in-process research and development related to the acquisition of SIS Microelectronics, resulted in a loss attributable to common stockholders and a loss per share in the quarter. See Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements.

         As part of the Company's strategy to expand its engineering design services capability, in March 1998, the Company entered into an agreement to acquire SIS Microelectronics in exchange for the issuance of an aggregate of 400,000 shares of Common Stock. SIS Microelectronics is an engineering design services company located in Longmont, Colorado, has 17 employees and recorded revenues of approximately $1.7 million for its fiscal year ended December 31, 1997. The acquisition was completed in April 1998, was accounted for using the purchase method and resulted in a charge to in-process research and development of $3.7 million in the Company's fiscal quarter ended May 31, 1998. The Company has no prior experience with acquisitions and there can be no assurance that the Company will be able to retain the key employees of SIS Microelectronics or successfully integrate the operations of SIS Microelectronics. The charge from the SIS Microelectronics acquisition, in addition to the $4.1 million of accretion of the Series A Redeemable Preferred Stock, resulted in a loss attributable to common stockholders and a loss per share in the second quarter of fiscal 1998. See "Other Factors Affecting Future Operating Results -- Risks Associated With SIS Microelectronics Acquisition; Other Potential Acquisitions."

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected statements of operations data as a percentage of revenue:


                                                       QUARTER ENDED         SIX MONTHS ENDED
                                                          MAY 31                 MAY 31
                                                      1998       1997       1998      1997
                                                       ---        ---        ---        ---
Revenue                                                100%       100%       100%       100%
Cost of revenue                                         46         41         43         35
                                                       --------------        --------------
Gross profit                                            54         59         57         65
Operating expenses:
       Research and development                          7          6          7          5
       Sales and marketing                              18         36         18         31
       General and administrative                        8         11         10          9
       Write-off of purchased technology                47          -         25          -
                                                       --------------        --------------
             Total operating expenses                   80         53         60         45
                                                       --------------        --------------
Income (loss) from operations                          (26)         6         (3)        20
Interest income, net                                     4          1          2          1
                                                       --------------        --------------
Income (loss) before income taxes                      (22)         7         (1)        21
Provision for income taxes                              10          3          9          8
                                                       --------------        --------------
Net income (loss)                                      (32)         4        (10)        13
Accretion of redeemable preferred stock                 51          4         29          4
                                                       --------------        --------------
Income (loss) attributable to common stockholders      (83%)        -%       (39%)        9%
                                                       ==============        ==============

         Revenues. Revenue increased by 59% from $5.0 million in the quarter ended May 31, 1997 to $8.0 million in the quarter ended May 31, 1998. Revenue increased by 40% from $10.7 million in the six-month period ended May 31, 1997 to $15.0 million in the six-month period ended May 31, 1998. The growth in revenue in the second quarter and first half of fiscal 1998 compared with the same periods in fiscal 1997 was primarily attributable to the Company's continued expansion of its sales of standard cell-based products to a broader customer base.

         International revenue accounted for 58.5% of revenue in the six-month period ended May 31, 1998 compared to 47.6% of revenue in the six-month period ended May 31, 1997. International revenue accounted for 57.7% of revenue during the quarter ended May 31, 1998 compared to 51.2% of revenue during the quarter ended May 31, 1997.

         Cost of revenue. Cost of revenue primarily represents the costs of personnel and other operating expenses incurred in the development and production of SIP products to customer specifications. Cost of revenue increased by 79% from $2.1 million in the quarter ended May 31, 1997 to $3.7 million in the quarter ended May 31, 1998. Cost of revenue increased by 73% from $3.7 million in the six-month period ended May 31, 1997 to $6.4 million in the six-month period ended May 31, 1998. Cost of revenue as a percentage of revenue was 41% and 46% for the quarters ended May 31, 1997 and 1998, respectively, and 35% and 43% for the six-month periods ended May 31, 1997 and 1998, respectively. The absolute dollar increases in cost of revenue and the increases in cost of revenue as a percentage of revenue in the second quarter and first half of fiscal 1998 compared with the same periods in fiscal 1997 were due to (i) hiring of additional engineering personnel and related expenses associated with customer funded development programs, (ii) start-up costs associated with the Company's chip design service group, (iii) costs of the additional personnel who joined the Company as a result of the acquisition of SIS Microelectronics and (iv) costs of rework resulting from process technology changes implemented by semiconductor foundries for which the Company had developed process-related performance data which required recalculation and/or recharacterization. Due primarily to these four factors, the Company's gross margin was adversely effected in the quarter ended May 31, 1998. The Company expects cost of revenue as a percentage of revenue to fluctuate in future periods depending on the mix between development program revenues and revenues from previously developed products.

         Research and development. Research and development expenses represent the cost of engineering personnel and other operating expenses incurred in the development and enhancement of the Company's core technology and products not requiring significant adaptation. Research and development expenses increased by 85% from $0.3 million in the quarter ended May 31, 1997 to $0.5 million in the quarter ended May 31, 1998. Research and development expense increased by 65% from $0.6 million in the six-month period ended May 31, 1997 to $1.0 million in the six-month period ended May 31, 1998. Research and development expense as a percentage of revenue was 6% and 7% for the quarters ended May 31, 1997 and 1998, respectively, and 5% and 7% for the six-month periods ended May 31, 1997 and 1998, respectively. The absolute dollar increases in research and development expenses in the second quarter and first half of fiscal 1998 compared with the same periods in fiscal 1997 were due to increases in engineering personnel and related expenses. The Company expects research and development expense to increase in absolute dollars in future periods as the Company expands its engineering efforts. The expected increase in the Company's research and development expense could have a material adverse effect on the Company's business, operating results and financial condition if the Company's revenue does not also increase.

         Sales and marketing. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and sales representatives, promotional costs and related operating expenses. Sales and marketing expenses decreased by 20% from $1.8 million in the quarter ended May 31, 1997 to $1.5 million in the quarter ended May 31, 1998. Sales and marketing expenses decreased by 19% from $3.4 million in the six-month period ended May 31, 1997 to $2.7 million in the six-month period ended May 31, 1998. Sales and marketing expenses as a percentage of revenue was 36% and 18% for the quarters ended May 31, 1997 and 1998, respectively, and 31% and 18% for the six-month periods ended May 31, 1997 and 1998, respectively. The absolute dollar decreases in sales and marketing expenses in the second quarter and first half of fiscal 1998 compared with the same periods in fiscal 1997, were due to higher Asian representative sales commissions in the second quarter and first half of fiscal 1997 that did not occur in the fiscal 1998 periods and due to reduced personnel costs as certain field application engineers were transferred into engineering. The Company expects sales and marketing expense to increase in absolute dollars in future periods as the Company expands its sales and marketing efforts. The expected increase in the Company's sales and marketing expense could have a material adverse effect on the Company's business, operating results and financial condition if the Company's revenue does not also increase.

         General and administrative. General and administrative expenses increased by 21% from $0.5 million in the quarter ended May 31, 1997 to $0.6 million in the quarter ended May 31, 1998. General and administrative expenses increased by 63% from $0.9 million in the six-month period ended May 31, 1997 to $1.5 million in the six-month period ended May 31, 1998. These increases resulted primarily from addition of new management and administrative personnel and increased administrative costs to support the Company's growth. General and administrative expenses as a percentage of revenue was 11% and 8% for the quarters ended May 31, 1997 and 1998, respectively. As a percentage of revenue, general and administrative expenses decreased over these three-month periods as the growth in revenue more than offset the growth in general and administrative expenses. General and administrative expenses as a percentage of revenue was 9% and 10% for the six-month periods ended May 31, 1997 and 1998, respectively. The increase in general and administrative expense as a percentage of revenue in the first half of fiscal 1998 was primarily attributable to a $0.4 million increase in the Company's bad debt reserve recorded in the first quarter of fiscal 1998. The Company expects general and administrative expense to increase in absolute dollars in future periods as the Company expands its operations. The expected increase in the Company's general and administrative expense could have a material adverse effect on the Company's business, operating results and financial condition if the Company's revenue does not also increase.

         The $3.7 million written off to purchased technology in the second quarter of fiscal 1998 related to the acquisition of SIS Microelectronics (see
Note 4 to the Condensed Consolidated Financial Statements).

         Interest income, net. Interest income, net increased by 717% from $39,000 in the quarter ended May 31, 1997 to $0.3 million in the quarter ended May 31, 1998. Interest income increased 166% from $0.1 million in the six-month period ended May 31, 1997 to $0.3 million in the six-month period ended May 31, 1998. Interest income as a percentage of revenue was 1% and 4% for the quarters ended May 31, 1997 and 1998, respectively, and 1% and 2% for the six-month periods ended May 31, 1997 and 1998, respectively. The absolute dollar increases in interest income in the second quarter and first half of fiscal 1998 compared with the same periods in fiscal 1997, were due to interest income earned on the proceeds from the Company's initial public offering which was completed in May 1998.

         Provision for income taxes. The provision for income taxes was $0.1 million and $0.8 million for the quarters ended May 31, 1997 and 1998, respectively and $0.9 million and $1.4 million in the six-month periods ended May 31, 1997 and 1998, respectively. Excluding the impact of the one-time non-deductible write-off of purchased technology, the effective tax rate decreased to 38.8% and 39.3% in the second quarter and first half of fiscal 1998, respectively, compared with 40% in both the second quarter and the first half of fiscal 1997. The provision for income taxes differs from the statutory rate applied to pretax income because the write-off of purchased technology is not deductible for income tax purposes. State taxes, net of federal benefit, and the foreign sales corporation benefit also impacted the provision for income taxes.

Liquidity and Capital Resources

         The Company has funded its operations primarily from license revenue and the net proceeds of $71.9 million from its initial public offering of Common Stock in May 1998.

         The Company's operating activities utilized net cash of $2.1 million in the six-month period ended May 31, 1997 and utilized net cash of $1.2 million in the six-month period ended May 31, 1998. Net cash used for operating activities in both periods was mainly due to increases in accounts receivable.

         Net cash used in investing activities was $2.1 million and $2.3 million in the six-month periods ended May 31, 1997 and 1998, respectively. Investing activities consisted primarily of net purchases of property and equipment.

         Net cash provided by financing activities was $92,000 and $53.5 million in the six-month periods ended May 31, 1997 and 1998, respectively. In the six month period ended May 31, 1998, financing activities consisted primarily of the sale of the Company's Common Stock in its initial public offering.

         At May 31, 1998, the Company had cash and equivalents of $52.5 million. As of May 31, 1998, the Company had retained deficit of $20.7 million and working capital of $58.8 million. The Company anticipates approximately $10.0 million for capital expenditures over the next 12 months.

         The Company intends to continue to invest heavily in the development of new products and enhancements to its existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license revenue, available borrowings under line of credit arrangements and other factors. The Company believes that its current cash and investment balances together with any cash generated from operations will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months.


Other Factors Affecting Future Operating Results

         Fluctuations in Future Operating Results; Dependence Upon Timely Project Completion. The Company's operating results have fluctuated in the past and are expected to fluctuate significantly on a quarterly and annual basis in the future as a result of a number of factors including the size and timing of customer orders; the Company's ability to achieve progress on percentage of completion contracts; the length of the Company's sales cycle; the timing of new product announcements and introductions by the Company and its competitors; the Company's ability to successfully develop, introduce and market new products and product enhancements; market acceptance of the Company's products; the cancellation or delay of orders from major customers; the level of changes to customer requirements due to process specific changes requested by customers or changes in design rules or process technologies at semiconductor foundries, the Company's ability to hire additional personnel; and general economic conditions. These and other factors could have a material adverse effect on the Company's business, operating results and financial condition. In addition, it is likely that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially.

         A significant portion of the Company's revenue is recognized on a percentage of completion method based upon actual costs incurred. The completion period typically ranges from three months to a year. Accordingly, revenue in any quarter is dependent on progress towards completion of the project by the Company. The Company has in the past experienced delays in the progress of certain projects and there can be no assurance that such delays will not occur with respect to future projects. Any delay or failure to achieve such progress could result in a delay in the ability to bill for or collect payment for work previously performed, damage to customer relationships and the Company's reputation, diversion of engineering resources or a delay in the market acceptance of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, these contracts may generally be canceled without cause, and if a customer cancels or delays performance under any such contracts, the Company's business, operating results and financial condition could be materially adversely affected. A customer's license of the Company's products generally involves a significant commitment of capital with the attendant delays frequently associated with authorization procedures for substantial capital expenditures within customer organizations. The Company plans to increase its operating expenses in order to enhance certain of its existing products and to develop additional cell libraries for emerging design processes. The Company also plans to increase its sales and marketing expenses in an attempt to broaden its customer base. These expenses will be based in part on the Company's expectations of future revenue from product licenses. Accordingly, if the Company does not realize its expected revenues, its business, operating results and financial condition could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Dependence on Emergence of Merchant SIP Market. The market for merchant SIP is new and emerging. The Company's ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of this market and, to a large extent, on the level of demand for complex ICs, including system-on-a-chip designs. There can be no assurance that the merchant SIP market will continue to develop or grow at a rate sufficient to support the Company's business. If this market fails to grow or develops slower than expected, the Company's business, operating results and financial condition would be materially adversely affected. To date, the Company's SIP products have been licensed only by a limited number of customers. Many of the Company's existing and potential customers currently rely on SIP developed internally or offered by other vendors. The Company's future growth will be dependent on the adoption of, and increased reliance on, merchant SIP by both existing and potential customers. Moreover, if the Company's products do not achieve broad market acceptance, the Company's business, operating results and financial condition would be materially adversely affected.

         Management of Growth; Significant Anticipated Hiring Needs. The Company's business has grown significantly with revenue increasing from $6.6 million in fiscal 1995 to $15.3 million in fiscal 1996 to $22.4 million in fiscal 1997. Revenue for the first six months of fiscal 1998 was $15.0 million. The growth of the Company's business and expansion of its customer base has placed, and is expected to continue to place, a significant strain on the Company's management and operations. A number of key members of the Company's management, including its Chief Operating Officer and Chief Financial Officer and its Vice Presidents of Marketing, Business Development and Design Services, joined the Company after January 1998, and certain other executive officers have joined the Company during the year. The Company's future success will depend on its ability to integrate its new officers and to identify, attract, hire and retain skilled employees and to hire replacements for employees that leave the Company. In this regard, the Company is actively recruiting several additional engineering personnel. The Company's failure to continue to expand its engineering organization in a timely manner could result in delays in the progress on percentage of completion contracts and the Company's research and development efforts, either of which could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's expansion has also resulted in substantial growth in the number of its employees and the burden placed upon its financial, accounting and operating systems, resulting in increased responsibility for both existing and new management personnel. In this regard, the number of employees at the Company increased from 46 at the end of fiscal 1995 to 121 at November 30, 1997 and 163 at May 31, 1998. The Company is in the process of hiring additional accounting and financial personnel and in establishing and upgrading its financial and accounting systems and procedures to support its growth. Because experienced accounting and financial personnel are in great demand, there can be no assurance that the Company will be able to identify, attract and retain such personnel. The Company's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control and information management, and to recruit, train and manage its overall employee base. In particular, the Company's ability to effectively manage and support any future growth will be substantially dependent on its ability to improve its financial and management controls, reporting and order entry systems and other procedures on a timely basis. The Company also expects to increase its customer support operations to the extent the installed base of the Company's products continues to grow and to recruit additional personnel to expand its design services capabilities. There can be no assurance that the Company will be able to manage or continue to manage its recent or any future growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on the Company's business, operating results and financial condition.

         Risks Associated With SIS Microelectronics Acquisition; Other Potential Acquisitions. As part of the Company's strategy to expand its engineering design services capability, in March 1998, the Company entered into an agreement to acquire SIS Microelectronics in exchange for the issuance of an aggregate of 400,000 shares of Common Stock. SIS Microelectronics is an engineering design services company located in Longmont, Colorado, has 17 employees and recorded revenues of approximately $1.7 million for its fiscal year ended December 31, 1997. The acquisition was completed in April 1998, was accounted for using the purchase method and resulted in a charge to in-process research and development of $3.7 million in the

Company's fiscal quarter ended May 31, 1998. The Company has no prior experience with acquisitions and there can be no assurance that the Company will be able to retain the key employees of SIS Microelectronics or successfully integrate the operations of SIS Microelectronics. The charge from the SIS Microelectronics acquisition, in addition to the $4.1 million of accretion of the Series A Redeemable Preferred Stock, resulted in a loss attributable to common stockholders and a loss per share in the second quarter of fiscal 1998.

         From time to time, the Company expects to evaluate other potential acquisitions to build its SIP expertise. There can be no assurance that the Company will be able to identify attractive acquisition candidates, that it will be able to successfully complete any such acquisition or that it will be able to integrate any acquired company with its other operations. In connection with the acquisition of SIS Microelectronics or potential acquisitions of other companies, the failure to successfully and efficiently integrate new employees and operations of the acquired company with the Company's existing employees and operations or to successfully manage an acquired company located in a different geographical location could materially adversely effect the Company's business, operating results and financial condition.

         Risks Associated with Engineering Services Business. One of the Company's strategies is to increase its revenue from collaborative engineering services. The engineering services business is subject to a number of risks, including potential competition from numerous other engineering service companies and the ability to attract and retain qualified engineering personnel. There can be no assurance that the Company can successfully expand its collaborative engineering services, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

         Dependence Upon Continuous Product Development; Risk of Product Delays. The Company's customers operate in the semiconductor industry, which is subject to rapid technological change, frequent introductions of new products, short product life cycles, changes in customer demands and requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the Company's future success will depend on its ability to continue to enhance its existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements and that keep pace with product introductions by EDA tool companies, emerging process technologies and other technological developments in the semiconductor industry. Any failure by the Company to anticipate or respond adequately to changes in technology or customer requirements, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, operating results and financial condition. In this regard, the Company's gross margin was adversely effected in the quarter ended May 31, 1998 in part due to process technology changes implemented by the semiconductor foundries for which the Company had developed process-related performance data which required recalculation and/or recharacterization. There can be no assurance that the Company will be successful in its product development efforts, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of new or enhanced products or that such new or enhanced products will achieve market acceptance. The Company has in the past experienced delays in the release dates of certain of its products. If release dates of any new significant products or product enhancements are delayed, the Company's business, operating results and financial condition would be materially adversely affected. The Company could also be exposed to litigation or claims from its customers in the event it does not satisfy its delivery commitments. There can be no assurance that any such claim will not have a material adverse effect on the Company's business, operating results and financial condition.

         Customer Concentration; Dependence on Customers in Asia. The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue. In fiscal 1995, Samsung Electronics, National Semiconductor and Yamaha accounted for 18.2%, 17.3% and 15.1%, respectively, of the Company's revenue. In fiscal 1996, Asahi Glass accounted for 10.5% of the Company's revenue, and the Company's six largest customers accounted for 51.8% of the Company's revenue. In fiscal 1997, although no customer accounted for 10% or more of revenue, seven customers located in Asia accounted for 37.1% of revenue and seven domestic customers accounted for 30.5% of revenue. The Company anticipates that the majority of its revenue will be derived from a relatively small number of customers through at least fiscal 1998 and that sales to customers in Asia will continue to account for a significant portion of the Company's revenue. None of the Company's customers has a written agreement with the Company that obligates it to license additional products or to renew its maintenance agreement, and there can be no assurance that any customer will license additional SIP products or renew its maintenance agreement. The loss of one or more of the Company's major customers, or reduced orders by one or more of such customers, could materially adversely affect the Company's business, operating results and financial condition.

         Risks Associated With International Operations. A significant portion of the Company's revenue is derived from customers outside the United States, and the Company anticipates that international revenue will continue to account for a significant portion of its total revenue. Revenue from customers outside the United States, substantially all of whom are located in Asia, accounted for 54.1%, 66.2% and 48.2% of revenue in fiscal 1995, 1996, 1997, respectively and 58.5% and 57.7% of revenue for the first six months and second quarter of fiscal 1998, respectively. Although the Company does not believe that it experienced any material adverse impact in revenue as a result of the financial dislocations that occurred in certain Asian countries during 1997 and 1998, it has experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At May 31, 1998, approximately 67.3% of the Company's accounts receivable (including unbilled receivables) were from Asian-based customers. Although the Company currently believes, based in part on continuing discussions with these customers, that its existing accounting reserves are adequate given the estimated exposure related to all of its accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on the Company's ability to collect its accounts receivable or on its business, operating results and financial condition.

         The Company's international business involves a number of risks, including the impact of possible recessionary environments in foreign economies, political and economic instability, exchange rate fluctuations, longer receivables collection periods and greater difficulty in accounts receivable collection from distributors and customers, difficulty in managing distributors or sales representatives, unexpected changes in regulatory requirements, reduced or limited protection for intellectual property rights, export license requirements, tariffs and other trade barriers and potentially adverse tax consequences. Although the Company prices its products and services in United States dollars, currency exchange fluctuations could have a material adverse effect on the

Company's business to the extent that the Company's pricing is not competitive with products priced in local currencies. The Company does not currently hedge against foreign currency fluctuations.

         Export Control Matters. In May 1997, the Company was advised by the U.S. Department of Commerce, Bureau of Export Administration (the "DOC") and the United States Attorney's Office for the Northern District of California that an investigation had been initiated with respect to the possible violation of U.S. export laws by the Company and certain of its employees. In August 1997, the Company was orally informed that the investigation had been closed, and no action has been brought against the Company or, to the Company's knowledge, its employees or former employees. The investigation and related diversion of management time and attention and legal and other costs and expenses had a material adverse impact on the Company's business and results of operations in the second and third quarters of fiscal 1997. Although the Company engaged special counsel with expertise in export matters and has taken steps to help ensure compliance with export laws, there can be no assurance that the Company will not be subject to the same or a similar investigation in the future.

         Dependence Upon Semiconductor and Electronics Industries. The Company is dependent upon the semiconductor and electronics industries. Each of these industries is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Each of these industries is highly cyclical and has periodically experienced significant downturns, often in connection with or in anticipation of decline in general economic conditions during which the number of new IC design projects often decreases. Revenue from new licenses of the Company's products is influenced by the level of design efforts by its customers, and factors negatively affecting any of these industries could have a material adverse effect on the Company's business, operating results and financial condition. The Company's business, operating results and financial condition may fluctuate in the future from period to period as a consequence of general economic conditions in the semiconductor or electronics industry.

         Competition. Although the market for merchant SIP is new and emerging and the Company has few direct competitors, the Company expects that the market for its products will become increasingly competitive in the future. The Company's current competitors include Artisan Components, Inc., Cascade Design Automation (a subsidiary of Oki Semiconductor Ltd.), Compass Design Automation (a division of Avant!), Mentor Graphics and Silicon Architects (a division of Synopsys). Duet Technology, Inc., a design services company, recently acquired Cascade Design Automation. The Company also experiences significant indirect competition from the engineering departments of potential customers that maintain and develop internally developed SIP. Certain of the Company's other potential customers rely on proprietary SIP developed and maintained by ASIC vendors. In addition, certain semiconductor foundries currently offer or may in the future offer one or more elements of a SIP solution. The Company's potential competitors also include a number of large vertically integrated semiconductor companies and numerous EDA software companies that may develop SIP products that compete with those of the Company. To the extent the Company expands its capability to offer design services, it could also experience competition from numerous small design engineering firms and from large public companies that also offer such services. Increased competition could eventually result in price reductions or reduced operating margins which could materially adversely affect the Company's business, operating results and financial condition. Many of the Company's potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not materially adversely affect the Company's business, operating results and financial condition. The Company believes the principal elements of competition in its market are the range of EDA tools and process technologies supported, technological leadership, product functionality, the level of technical support provided, software reliability and price. The Company believes that it competes favorably with respect to each of these factors.

         Limited Protection of Proprietary Rights. The Company's success is dependent on its ability to protect its proprietary technology. The Company relies upon a combination of copyright, patent, trade secret and trademark laws to protect its proprietary technology. The Company enters into confidentiality agreements with its employees, distributors and customers and limits access to and distribution of the source code to its software and other proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Any such misappropriation of the Company's technology or development of competitive technologies could have a material adverse effect on the Company's business, operating results and financial condition. Despite the Company's efforts to protect its proprietary rights, there can be no assurance that the Company will be able to protect its proprietary rights against unauthorized third-party copying or use, and attempts may be made to copy or reverse engineer aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing the unauthorized use of the Company's products is difficult and the Company could incur substantial costs in protecting and enforcing its intellectual property rights. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

         As of May 31, 1998, the Company held six U.S. patents which expire from 2013 to 2015 and had two U.S. patent applications pending. The Company also has 12 patent applications pending in various foreign jurisdictions. The Company expects to continue to file patent applications where appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on its patents. The Company has registered the trademarks Aspec Technology, ABOND, HDEA and Mastergen and has one trademark application pending in the United States. The process of seeking patent and trademark protection can be expensive and time consuming. There can be no assurance that patents or trademarks will issue from pending or future applications or that, if issued, such patents or trademarks will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent or trademark rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights. In addition, the laws of certain countries in which the Company's products are distributed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Accordingly, effective trademark, copyright and patent protection may be unavailable in certain foreign countries.

         As is common in the technology industry, the Company may from time to time receive notices from third parties claiming infringement by the Company's products of third-party proprietary rights. While the Company is not currently subject to any such claim, the Company believes that its products could increasingly be subject to such claims as the market for its products grows and as more competitors enter the market. Any such claim, with or without merit, could result in significant litigation costs and require the Company to enter into royalty and licensing agreements, which could have a material adverse effect on the Company's business, operating results and financial condition. Such royalty and licensing agreements, if required, may not be available on terms acceptable by the Company or at all.

         Potential for Product Defects. Complex products such as those offered by the Company may contain undetected errors, defects or "bugs." There can be no assurance that, despite significant testing by the Company and by current and potential customers, errors will not be found in products or enhancements to existing products after commencement of commercial shipments. The Company does not presently maintain insurance with respect to potential damages due to errors or defects in its products. Although the Company has not experienced material adverse effects resulting from any such errors or defects to date, there can be no assurance that errors or defects will not be discovered in the future, potentially causing delays in product introduction and shipments or requiring design modifications that could materially adversely affect the Company's business, operating results and financial condition.

         Dependence on Key Personnel. The Company's business depends in significant part on the continued service of the Company's executive officers and other senior management and key employees, including certain technical, managerial and marketing personnel. The loss of the services of any of these individuals or groups of individuals could have a material adverse effect on the Company's business, operating results and financial condition. None of the Company's executive officers has an employment agreement with the Company. The Company believes that its future business results will also depend in significant part upon its ability to identify, attract, motivate and retain additional highly skilled technical, managerial and marketing personnel. Competition for such personnel in the computer software industry is intense. The Company is currently engaged in a search for several additional engineering personnel. There can be no assurance the Company will be successful in identifying, attracting and retaining such personnel, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

         Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Although the Company has conducted an internal review of such matters and believes that its products and internal systems are Year 2000 compliant, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to upgrade their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.

         Volatility of Share Price. Since the Company's initial public offering in April 1998, the market price of the Company's Common Stock has been highly volatile and is expected to be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, the Company's failure to meet or exceed published earnings estimates, changes in earnings estimates or recommendations by securities analysts, announcements of technological innovations, new products or new contracts by the Company or its existing or potential competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the EDA, semiconductor or electronics industries, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the market price of the Common Stock. In June 1998, securities class action litigation was filed against the Company and certain of its executive officers and directors. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition. See "Part II - Item 1 - Legal Proceedings."

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

         A number of securities class actions have been filed against the Company and certain of its officers and directors. One federal complaint was filed in the United States District Court for the Northern District of California; other complaints were filed in the Superior Court of Santa Clara County. The lawsuits concern the Company's financial results for the second quarter of fiscal 1998 and were filed on behalf of persons who purchased the Company's stock between April 28,1998 and June 30, 1998. The complaints allege violations of state and/or federal securities laws arising out of alleged misstatements and omissions to state material facts about the Company in the April 27, 1998 Prospectus filed in connection with the Company's initial public offering of Common Stock. The Company believes that the actions are without merit and intends to defend against them vigorously. Nevertheless, litigation is subject to inherent uncertainties, and thus there can be no assurance that these suits will be resolved favorably to the Company or will not have a material adverse effect on the Company's financial condition and results of operations.

Item 2.       Changes in Securities and Use of Proceeds

         On April 28, 1998, the Company completed the sale of 6,000,000 Common Shares at a per share price of $13.00 in a firm commitment underwriting public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-22913), which the United States Securities and Exchange Commission declared effective on April 27, 1998. Hambrecht and Quist LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated were the lead underwriters for the offering.

         Of the $78,000,000 in aggregate proceeds raised by the Company in connection with the April 1998 offering, (i) $5,460,000 was paid to underwriters in connection with underwriting discounts, and (ii) approximately $600,000 was paid by the Company in connection with offering expenses, printing fees, filing fees, and legal fees. The legal fees included approximately $200,000 in legal fees to Wilson Sonsini Goodrich & Rosati, Professional Corporation ("WSG&R"), counsel to the Corporation. Jeffrey D. Saper, a member of WSG&R is Secretary and a director of the Company. Of the net proceeds of approximately $71.9 million, the Company used approximately $18.5 million to redeem all outstanding shares of the Company's Series A Redeemable Preferred Stock as required by the terms of such shares. The Company paid Summit Ventures IV, L.P. and Summit Investors III, L.P. an aggregate of approximately $9.2 million in connection with the redemption of an aggregate of 64,544 shares of Series A Redeemable Preferred Stock. Walter G. Kortschak, a director of the Company, is a general partner of Stamps, Woodsum & Co. IV and Summit Investors III, L.P. Stamps, Woodsum & Co. IV is the general partner of Summit Partners IV, L.P. Summit Partners IV, L.P. is the general partner of Summit Ventures IV, L.P. The Company paid WK Technology Fund, WK Technology Fund II and WK Technology Fund III an aggregate of approximately $9.2 million in connection with the redemption of an aggregate of 64,544 shares of Series A Redeemable Preferred Stock. Y.S. Fu, a director of the Company, is a partner of WK Technology Fund, WK Technology Fund II and WK Technology Fund III. The Company paid Jeffrey D. Saper approximately $69,000 in connection with the redemption of 484 shares of Series A Redeemable Preferred Stock. The Company paid certain members of WSG&R and investment partnerships of which such persons are partners approximately $23,000 in connection with the redemption of 161 shares of Series A Redeemable Preferred Stock. The Company paid the counsel to the purchasers of Series A Redeemable Preferred Stock approximately $91,000 in connection with the redemption of 645 shares of Series A Redeemable Preferred Stock. There were no other direct or indirect payments to directors or officers of the Company or any other person or entity. Except for approximately $1.0 million used for working capital requirements and purchases of computer equipment and software, none of the offering proceeds have been used for the construction of plant, building or facilities or the purchase or installation of machinery or equipment or for purchases of real estate or the acquisition of other businesses. The Company is currently investing the net offering proceeds for future use as additional working capital. Such net proceeds have been invested in short-term, interest bearing, investment grade securities. A portion of the net proceeds may be used for the acquisition of technologies, businesses or products that are complementary to those of the Company.

Item 6.       Exhibits and Reports on Form 8-K

       (a)    Exhibits

              27.1        Financial Data Schedule

       (b)    Reports on Form 8-K

                    There were no reports filed on Form 8-K during the quarter ended May 31, 1998. However, on June 29, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission relating to the acquisition of SIS Microelectronics, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ASPEC TECHNOLOGY, INC.


Date:    July 15, 1998                       By:  /s/   MITCHELL D. BOHN
                                                -----------------------------
                                                Mitchell D. Bohn
                                                Chief Operating Officer
                                                and Financial Officer

                                INDEX TO EXHIBITS

EXHIBITS

27.1          Financial Data Schedule