Form 10-Q/A
period 1998-05-31
ASPEC TECHNOLOGY INC
filed 1998-12-17
CIK 1031911

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-Q/A
(Mark one)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Quarterly Period Ended May 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              for the transition period from ________ to ________

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

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]*

    The number of shares of the Registrant's Common Stock outstanding as of May 31, 1998 was 28,441,569.

* The Registrant became subject to the filing requirements of the Exchange Act on April 27, 1998 in connection with the initial public offering of its Common Stock.

    AMENDED FILING OF FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MAY 31, 1998
     RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

On October 9, 1998, the Company announced that after consultation with its new independent public accountants, the Company expected to restate its financial statements. The procedures undertaken by the Company to determine the extent of the restatement have resulted in the restatement of its financial statements for the two years ended November 30, 1996 and 1997 and the fiscal quarters ended February 28, 1998 and May 31, 1998 (see Note 1 to the Unaudited Consolidated Financial Statements).

General information in the originally filed Form 10-Q was presented as of the original filing date or earlier, as indicated. Unless otherwise stated, such information has not been updated in this amended filing.

Financial statements and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatement.

                             ASPEC TECHNOLOGY, INC.

                                   FORM 10-Q/A

                       FOR THE QUARTER ENDED MAY 31, 1998

                                TABLE OF CONTENTS




                                                                                                                            PAGE
PART I.         FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements

                a)    Condensed Consolidated Statements of Income for the three and six months ended May 31, 1998 and
                      1997................................................................................................   3

                b)    Condensed Consolidated Balance Sheets at May 31, 1998 and November 30, 1997.........................   4

                c)    Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 1998 and 1997......   5

                d)    Notes to Condensed Consolidated Financial Statements................................................   6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations ....................   9


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings.........................................................................................  19

Item 2.         Change in Securities and Use of Proceeds..................................................................  19

Item 6.         Exhibits and Reports on Form 8-K..........................................................................  20


SIGNATURES................................................................................................................  21

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             ASPEC TECHNOLOGY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                         QUARTER ENDED                     SIX MONTHS ENDED
                                                             MAY 31,                          MAY 31,
                                                    -------------------------         -------------------------
                                                      1998             1997             1998             1997
                                                    --------         --------         --------         --------
Revenue                                             $  5,283         $  4,973         $ 10,457         $  8,952
Cost of revenue                                        3,505            2,078            6,214            3,728
                                                    --------         --------         --------         --------

Gross profit                                           1,778            2,895            4,243            5,224
                                                    --------         --------         --------         --------
Operating expenses:
       Research and development                          533              288              964              586
       Sales and marketing                             1,461            1,836            2,727            3,350
       General and administrative                        720              534            1,593              930
       Write-off of purchased technology                 700               --              700               --
                                                    --------         --------         --------         --------
             Total operating expenses                  3,414            2,658            5,984            4,866
                                                    --------         --------         --------         --------

Income (loss) from operations                         (1,636)             237           (1,741)             358
Interest income, net                                     318               39              340              128
                                                    --------         --------         --------         --------

Income (loss) before income taxes                     (1,318)             276           (1,401)             486
Provision (benefit) for income taxes                    (235)             110             (267)             194
                                                    --------         --------         --------         --------

Net income (loss)                                     (1,083)             166           (1,134)             292
Accretion of redeemable preferred stock                4,116              204            4,328              406
                                                    --------         --------         --------         --------
Income (loss) attributable to common
     stockholders                                   $ (5,199)        $    (38)        $ (5,462)        $   (114)
                                                    ========         ========         ========         ========
Basic earnings (loss) per share                     $  (0.22)        $   0.00         $  (0.24)        $  (0.01)
                                                    ========         ========         ========         ========
Shares used in basic per share calculation            23,835           21,426           22,561           21,905
                                                    ========         ========         ========         ========
Diluted earnings (loss) per share                   $  (0.22)        $   0.00         $  (0.24)        $  (0.01)
                                                    ========         ========         ========         ========
Shares used in diluted per share calculation          23,835           21,426           22,561           21,905
                                                    ========         ========         ========         ========


See accompanying notes to condensed consolidated financial statements.

                             ASPEC TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                     ASSETS


                                                                    MAY 31,         NOV. 30,
                                                                     1998             1997
                                                                   --------         --------
Current assets:
   Cash and equivalents                                            $ 52,485         $  2,524
   Accounts receivable (net of allowances of $700 and $300)
      Billed                                                          8,085            6,996
      Unbilled                                                        3,510              948
   Prepaid  expenses                                                  1,039              507
   Inventory                                                            112               --
   Deferred income taxes                                              4,434            2,730
                                                                   --------         --------
      Total current assets                                           69,665           13,705
Property and equipment - net                                          5,180            4,105
Other assets                                                          4,119              243
                                                                   --------         --------

TOTAL                                                              $ 78,964         $ 18,053
                                                                   ========         ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                                                $  2,346         $    801
   Accrued liabilities                                                2,866            2,379
   Income taxes payable                                                 855              321
   Customer advances                                                  8,480            7,127
                                                                   --------         --------
      Total current liabilities                                      14,547           10,628

Deferred income taxes                                                   267               --
                                                                   --------         --------
      Total liabilities                                              14,814           10,628

Series A redeemable preferred stock                                      --           14,168
Redeemable common stock                                                  --            7,116

Stockholders' equity (deficiency):
   Common stock                                                      86,237            2,914
   Stockholders' notes receivable                                      (200)            (301)
   Deferred stock compensation                                         (118)            (165)
   Retained earnings (deficit)                                      (21,769)         (16,307)
                                                                   --------         --------
      Total stockholders' equity (deficiency)                        64,150          (13,859)
                                                                   --------         --------
TOTAL                                                              $ 78,964         $ 18,053
                                                                   ========         ========


See accompanying notes to condensed consolidated financial statements.

                             ASPEC TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            SIX MONTHS ENDED
                                                                                                 MAY 31,
                                                                                        -------------------------
                                                                                          1998             1997
                                                                                        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                       $ (1,134)        $    292
Adjustments from operating activities:
  Write-off of purchased technology                                                          700               --
  Depreciation and amortization                                                            1,219              666
  Deferred income taxes                                                                   (1,720)            (708)
  Stock compensation expense                                                                  37               73
  Changes in assets and liabilities
    Accounts receivable:
      Billed                                                                                (818)          (2,689)
      Unbilled                                                                            (2,562)            (694)
    Prepaid expenses                                                                        (514)             (87)
    Inventory                                                                                (13)              --
    Accounts payable                                                                       1,360              458
    Accrued liabilities                                                                      350              329
    Income taxes payable                                                                     534           (1,687)
    Customer advances                                                                      1,353            1,978
                                                                                        --------         --------
    NET CASH USED FOR OPERATING ACTIVITIES                                                (1,208)          (2,069)
                                                                                        --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                     (2,105)          (2,052)
  Cash acquired, net of cash payments for purchase of SIS                                     26               --
Microelectronics
  Other assets                                                                              (258)             (51)
                                                                                        --------         --------
    NET CASH USED FOR INVESTING ACTIVITIES                                                (2,337)          (2,103)
                                                                                        --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                                                    72,226               --
  Redemption of redeemable preferred stock                                               (18,495)              --
  Repayment of borrowings                                                                   (314)              --
  Repurchase of common stock                                                                 (12)              --
  Collection of stockholder notes receivable                                                 101               92
                                                                                        --------         --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                             53,506               92
                                                                                        --------         --------
Net increase (decrease) in cash and equivalents                                           49,961           (4,080)
Cash and equivalents, beginning of period                                                  2,524            6,341
                                                                                        --------         --------
CASH AND EQUIVALENTS, END OF PERIOD                                                     $ 52,485         $  2,261
                                                                                        ========         ========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                                            $    919         $  2,588
                                                                                        ========         ========

  Accretion of redeemable preferred stock                                               $  4,328         $    406
                                                                                        ========         ========

The Company purchased all of the capital stock of SIS Microelectronics for Aspec stock of $4,000,000 plus transaction costs of $148,000. In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:

  Fair value of assets acquired, including purchased technology                         $  4,390
  Liabilities assumed                                                                        942
                                                                                        --------
    Net assets acquired                                                                    3,448
    Purchased technology (expensed)                                                          700
      Purchase price                                                                    $  4,148
                                                                                        ========

See accompanying notes to condensed consolidated financial statements.

                             ASPEC TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. RESTATEMENT OF FINANCIAL STATEMENTS

    Subsequent to the filing of its Quarterly Report on Form 10-Q for the quarter ended May 31, 1998 with the Securities and Exchange Commission, Aspec Technology, Inc. ("Aspec" or the "Company"), after consultation with its new independent accountants, PricewaterhouseCoopers LLP ("PwC"), determined to restate its financial results for the fiscal years ended November 30, 1996 and 1997 and for the fiscal quarters ended February 28, 1998 and May 31, 1998. The restatement relates principally to the timing of revenue recognized on certain of the Company's contracts and, in the May 31, 1998 quarter, to a revision of the amount of the in-process research and development charge related to the Company's acquisition of SIS Microelectronics from $3.7 million to $0.7 million. Specifically, the revenue adjustments relate to three principal areas: (i) changes due to revisions in the estimated progress on contracts that were accounted for on a percentage of completion basis, (ii) the deferral of previously recognized revenue on a distribution contract and (iii) the accounting for exchange rights on a specific contract.

    As a result of the restatement, the financial statements under Item 1 in the Index of this Form 10-Q/A have been restated as summarized below:


                                                          QUARTER ENDED                  QUARTER ENDED
                                                           MAY 31, 1998                   MAY 31, 1997
                                                   --------------------------      --------------------------
                                                   AS REPORTED       RESTATED      AS REPORTED       RESTATED
                                                   -----------       --------      -----------       --------
         Revenue                                     $ 8,034         $ 5,283         $ 5,042         $ 4,973
         Income (loss) from operations                (2,075)         (1,636)            306             237
         Provision (benefit) for income taxes            770            (235)            138             110
         Net income (loss)                            (2,527)         (1,083)            207             166
         Income (loss) attributable to common         (6,643)         (5,199)              3             (38)
         stockholders

         Net income (loss) per share                 $ (0.28)        $ (0.22)        $ (0.00)        $ (0.00)
                                                     =======         =======         =======         =======


                                                               SIX MONTHS ENDED                   SIX MONTHS ENDED
                                                                  MAY 31, 1998                       MAY 31, 1997
                                                           ---------------------------        -------------------------
                                                           AS REPORTED        RESTATED        AS REPORTED      RESTATED
                                                           -----------        --------        -----------      --------
         Revenue                                             $ 14,959         $ 10,457         $ 10,720        $  8,952
         Income (loss) from operations                           (429)          (1,741)           2,126             358
         Provision (benefit) for income taxes                   1,437             (267)             902             194
         Net income (loss)                                     (1,526)          (1,134)           1,352             292
         Income   (loss)   attributable   to   common          (5,854)          (5,462)             946            (114)
         stockholders

         Net income (loss) per share                         $  (0.26)        $  (0.24)        $   0.04        $  (0.01)
                                                             ========         ========         ========        ========


2. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended May 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1998 or for any other period.

3. EARNINGS PER SHARE (EPS) DISCLOSURES

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

    A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):


                                                                              QUARTER ENDED                 SIX MONTHS ENDED
                                                                                 MAY 31,                        MAY 31,
                                                                         -----------------------       -----------------------
                                                                           1998           1997           1998           1997
                                                                         --------       --------       --------       --------
                                                                                                (UNAUDITED)
         Net income (loss) attributable to common stockholders           $ (5,199)      $    (38)      $ (5,462)      $   (114)
                                                                         --------       --------       --------       --------
         Denominator-basic EPS common stock outstanding                    23,835         21,426         22,561         21,905
                                                                         --------       --------       --------       --------

         Basic earnings (loss) per share                                 $  (0.22)      $   0.00       $  (0.24)      $  (0.01)
                                                                         --------       --------       --------       --------

         Denominator-Diluted EPS:
              Denominator-Basic EPS                                        23,835         21,426         22,561         21,905
              Effect of dilutive securities:
                  Weighted average common shares  subject  to                  --             --             --             --
                      repurchase rights
                  Weighted average common share equivalents related
                      to stock purchase rights and options                     --             --             --             --
                                                                         --------       --------       --------       --------
                                                                           23,835         21,426         22,561         21,905
                                                                         --------       --------       --------       --------

         Diluted earnings (loss) per share                               $  (0.22)      $   0.00       $  (0.24)      $  (0.01)
                                                                         --------       --------       --------       --------


4. NEW ACCOUNTING STANDARDS

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


5. BUSINESS COMBINATIONS

    In April 1998, the Company completed its purchase of SIS Microelectronics, Inc. ("SIS Microelectronics"), an engineering design services company located in Longmont, Colorado in exchange for the issuance of an aggregate 400,000 shares of Common Stock. As part of this transaction, the Company originally recorded expenses of approximately $3.7 million of in-process research and development in the second quarter of fiscal 1998. As a result of the restatement of the Company's financial results, the amount of the in-process research and development expense was reduced to $0.7 million. The Company recorded $3.3 million of goodwill as part of this acquisition which will be amortized evenly over a five-year period.

6. STOCKHOLDERS' EQUITY

    On May 1, 1998, the Company completed the public offering of 6,000,000 shares of Common Stock through a Registration Statement declared effective by the Securities and Exchange Commission on April 27, 1998.

    In May and June 1996, the Company issued an aggregate of 130,378 shares of its Series A Redeemable Preferred Stock. The aggregate liquidation and redemption value of the Series A Redeemable Preferred Stock was approximately $18.5 million at May 6, 1998. In connection with the redemption of all outstanding shares of such Series A Redeemable Preferred Stock from the proceeds of the Company's initial public offering in May 1998, as required by the terms of such shares, the difference between the book value and the redemption value of approximately $4.1 million was recorded as accretion for Preferred Stock when determining income attributable to common stockholders and earnings per share. This $4.1 million of accretion was recorded in the second quarter of fiscal 1998 when the offering was completed.

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

As a result of the restatement of the Company's financial statements for the first and second quarters of fiscal 1998 and the fiscal years 1996 and 1997, certain information contained in this item has been changed from that which appeared in the Company's originally filed Form 10-Q for the quarter ended May 31, 1998 (see Note 1 of Notes to Condensed Consolidated Financial Statements). Readers should carefully review the "Revenues" and "Other Factors Affecting Future Operating Results" sections included herein to reflect current events.


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

    A significant portion of the Company's revenue is derived from customers outside the United States, and the Company anticipates that international revenue will continue to account for a significant portion of its total revenue. Revenue from customers outside the United States, substantially all of whom are located in Asia, accounted for 54.1%, 65.4% and 52.8% of revenue in fiscal 1995, 1996 and 1997, respectively, and 56.0% and 56.1% of revenue for the first six months of fiscal 1997 and 1998, respectively. Although the Company does not believe that it experienced any material adverse impact in revenue as a result of the financial dislocations that occurred in certain Asian countries during 1997 and 1998, it has experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At May 31, 1998, approximately 67.6% of the Company's accounts receivable (including unbilled receivables) were from Asian-based customers. Although the Company currently believes, based in part on continuing discussions with these customers, that its existing accounting reserves are adequate given the estimated exposure related to all of its accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on the Company's ability to collect its accounts receivable or on its business, operating results and financial condition.

    The Company's international business involves a number of risks, including the impact of possible recessionary environments in foreign economies, political and economic instability, exchange rate fluctuations, longer receivables collection periods and greater difficulty in accounts receivable collection from distributors and customers, difficulty in managing distributors or sales representatives, unexpected changes in regulatory requirements, reduced or limited protection for intellectual property rights, export license requirements, tariffs and other trade barriers and potentially adverse tax consequences. Although the Company prices its products and services in United States dollars, currency exchange fluctuations could have a material adverse effect on the Company's business to the extent that the Company's pricing is not competitive with products priced in local currencies. The Company does not currently hedge against foreign currency fluctuations. See "Other Factors Affecting Future Operating Results --Risks Associated With International Operations."

    In May and June 1996, the Company issued an aggregate of 130,378 shares of its Series A Redeemable Preferred Stock. The aggregate liquidation and redemption value of the Series A Redeemable Preferred Stock was approximately $18.5 million at May 6, 1998. In connection with the redemption of all outstanding shares of such Series A Redeemable Preferred Stock from the proceeds of the Company's initial public offering in May 1998, as required by the terms of such shares, the difference between the book value and the redemption value of approximately $4.1 million was recorded as accretion for Preferred Stock when determining income attributable to common stockholders and earnings per share. This $4.1 million of accretion was recorded in the second quarter of fiscal 1998 when the offering was completed. See Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements.

    As part of the Company's strategy to expand its engineering design services capability, in March 1998, the Company entered into an agreement to acquire SIS Microelectronics in exchange for the issuance of an aggregate of 400,000 shares of Common Stock. SIS Microelectronics is an engineering design services company located in Longmont, Colorado, has 17 employees and recorded revenues of approximately $1.7 million for its fiscal year ended December 31, 1997. The acquisition was completed in April 1998, was accounted for using the purchase method and originally resulted in a charge to in-process research and development of $3.7 million in the Company's fiscal quarter ended May 31, 1998. As a result of the restatement of the Company's financial results, the charge to in-process research and development expense was reduced to $0.7 million. The Company recorded $3.3 million of goodwill as part of this acquisition which will be amortized evenly over a five-year period. The Company has no prior experience with acquisitions and there can be no assurance that the Company will be able to retain the key employees of SIS Microelectronics or successfully integrate the operations of SIS Microelectronics. The charge from the SIS Microelectronics acquisition, in addition to the $4.1 million of accretion of the Series A Redeemable Preferred Stock, increased the loss attributable to common stockholders in the second quarter of fiscal 1998. See "Other Factors Affecting Future Operating Results -- Risks Associated With SIS Microelectronics Acquisition; Other Potential Acquisitions."

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated selected statements of operations data as a percentage of revenue:


                                                                       QUARTER ENDED             SIX MONTHS ENDED
                                                                          MAY 31                      MAY 31
                                                                   -------------------          -------------------
                                                                   1998           1997          1998          1997
                                                                   ----           ----          ----           ----
         Revenue                                                    100%           100%          100%           100%
         Cost of revenue                                             66             42            59             42
                                                                   ----           ----          ----           ----
         Gross profit                                                34             58            41             58
         Operating expenses:
                Research and development                             10              6             9              7
                Sales and marketing                                  28             36            26             37
                General and administrative                           14             11            15             10
                Write-off of purchased technology                    13             --             7             --
                                                                   ----           ----          ----           ----
                      Total operating expenses                       65             53            57             54
                                                                   ----           ----          ----           ----
         Income (loss) from operations                              (31)             5           (16)             4
         Interest income, net                                         6              1             3              1
                                                                   ----           ----          ----           ----
         Income (loss) before income taxes                          (25)             6           (13)             5
         Provision for income taxes                                  (4)             2            (2)             2
                                                                   ----           ----          ----           ----
         Net income (loss)                                          (21)             4           (11)             3
         Accretion of redeemable preferred stock                     78              4            41              5
                                                                   ----           ----          ----           ----
         Income (loss) attributable to common stockholders          (99%)            0%          (52%)           (2%)
                                                                   ====           ====          ====           ====


    Revenues. Revenue increased by 6% from $5.0 million in the quarter ended May 31, 1997 to $5.3 million in the quarter ended May 31, 1998. Revenue increased by 17% from $9.0 million in the six-month period ended May 31, 1997 to $10.5 million in the six-month period ended May 31, 1998. The growth in revenue in the second quarter and first half of fiscal 1998 compared with the same periods in fiscal 1997 was primarily attributable to the Company's continued expansion of its sales of standard cell-based products to a broader customer base.

    International revenue accounted for 56.1% of revenue in the six-month period ended May 31, 1998 compared to 56.0% of revenue in the six-month period ended May 31, 1997. International revenue accounted for 55.1% of revenue during the quarter ended May 31, 1998 compared to 58.9% of revenue during the quarter ended May 31, 1997.

    Cost of revenue. Cost of revenue primarily represents the costs of personnel and other operating expenses incurred in the development and production of SIP products to customer specifications. Cost of revenue increased by 69% from $2.1 million in the quarter ended May 31, 1997 to $3.5 million in the quarter ended May 31, 1998. Cost of revenue increased by 67% from $3.7 million in the six-month period ended May 31, 1997 to $6.2 million in the six-month period ended May 31, 1998. Cost of revenue as a percentage of revenue was 42% and 66% for the quarters ended May 31, 1997 and 1998, respectively, and 42% and 59% for the six-month periods ended May 31, 1997 and 1998, respectively. The absolute dollar increases in cost of revenue and the increases in cost of revenue as a percentage of revenue in the second quarter and first half of fiscal 1998 compared with the same periods in fiscal 1997 were due to (i) hiring of additional engineering personnel and related expenses associated with customer funded development programs, (ii) start-up costs associated with the Company's chip design service group, (iii) costs of the additional personnel who joined the Company as a result of the acquisition of SIS Microelectronics and (iv) costs of rework resulting from process technology changes implemented by semiconductor foundries for which the Company had developed process-related performance data which required recalculation and/or recharacterization. Due primarily to these four factors, the Company's gross margin was adversely effected in the quarter ended May 31, 1998. The Company expects cost of revenue as a percentage of revenue to fluctuate in future periods depending on the mix between development program revenues and revenues from previously developed products.

    Research and development. Research and development expenses represent the cost of engineering personnel and other operating expenses incurred in the development and enhancement of the Company's core technology and products not requiring significant adaptation. Research and development expenses increased by 85% from $0.3 million in the quarter ended May 31, 1997 to $0.5 million in the quarter ended May 31, 1998. Research and development expense increased by 65% from $0.6 million in the six-month period ended May 31, 1997 to $1.0 million in the six-month period ended May 31, 1998. Research and development expense as a percentage of revenue was 6% and 10% for the quarters ended May 31, 1997 and 1998, respectively, and 7% and 9% for the six-month periods ended May 31, 1997 and 1998, respectively. The absolute dollar increases in research and development expenses in the second quarter and first half of fiscal 1998 compared with the same periods in fiscal 1997 were due to increases in engineering personnel and related expenses. The Company expects research and development expense to increase in absolute dollars in future periods as the Company expands its engineering efforts. The expected increase in the Company's research and development expense could have a material adverse effect on the Company's business, operating results and financial condition if the Company's revenue does not also increase.

    Sales and marketing. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and sales representatives, promotional costs and related operating expenses. Sales and marketing expenses decreased by 20% from $1.8 million in the quarter ended May 31, 1997 to $1.5 million in the quarter ended May 31, 1998. Sales and marketing expenses decreased by 19% from $3.4 million in the six-month period ended May 31, 1997 to $2.7 million in the six-month period ended May 31, 1998. Sales and marketing expenses as a percentage of revenue was 36% and 28% for the quarters ended May 31, 1997 and 1998, respectively, and 37% and 26% for the six-month periods ended May 31, 1997 and 1998, respectively. The absolute dollar decreases in sales and marketing expenses in the second quarter and first half of fiscal 1998 compared with the same periods in fiscal 1997, were due to higher Asian representative sales commissions in the second quarter and first half of fiscal 1997 that did not recur in the fiscal 1998 periods and due to reduced personnel costs as certain field application engineers were transferred into engineering. The Company expects sales and marketing expense to increase in absolute dollars in future periods as the Company expands its sales and marketing efforts. The expected increase in the Company's sales and marketing expense could have a material adverse effect on the Company's business, operating results and financial condition if the Company's revenue does not also increase.

    General and administrative. General and administrative expenses increased by 35% from $0.5 million in the quarter ended May 31, 1997 to $0.7 million in the quarter ended May 31, 1998. General and administrative expenses increased by 71% from $0.9 million in the six-month period ended May 31, 1997 to $1.6 million in the six-month period ended May 31, 1998. These increases resulted primarily from addition of new management and administrative personnel and increased administrative costs to support the Company's growth. Also, the Company began amortizing the goodwill associated with the SIS acquisition in the second quarter of 1998. General and administrative expenses as a percentage of revenue was 11% and 14% for the quarters ended May 31, 1997 and 1998, respectively. As a percentage of revenue, general and administrative expenses increased over these three-month periods as such expenses increased at a higher rate than revenues. General and administrative expenses as a percentage of revenue was 10% and 15% for the six-month periods ended May 31, 1997 and 1998, respectively. The increase in general and administrative expense as a percentage of revenue in the first half of fiscal 1998 was primarily attributable to a $0.4 million increase in the Company's bad debt reserve recorded in the first quarter of fiscal 1998. The Company expects general and administrative expense to increase in absolute dollars in future periods as the Company expands its operations. The expected increase in the Company's general and administrative expense could have a material adverse effect on the Company's business, operating results and financial condition if the Company's revenue does not also increase.

    As a result of the restatement of the Company's financial results, the amount of the write-off to purchased technology in the second quarter of fiscal 1998 related to the acquisition of SIS Microelectronics was reduced to $0.7 million (see Note 5 to the Condensed Consolidated Financial Statements). The Company recorded $3.3 million of goodwill as part of this acquisition which will be amortized evenly over a five-year period.

    Interest income, net. Interest income, net increased by 715% from $39,000 in the quarter ended May 31, 1997 to $0.3 million in the quarter ended May 31, 1998. Interest income increased 166% from $0.1 million in the six-month period ended May 31, 1997 to $0.3 million in the six-month period ended May 31, 1998. Interest income as a percentage of revenue was 1% and 6% for the quarters ended May 31, 1997 and 1998, respectively, and 1% and 3% for the six-month periods ended May 31, 1997 and 1998, respectively. The absolute dollar increases in interest income in the second quarter and first half of fiscal 1998 compared with the same periods in fiscal 1997, were due to interest income earned on the proceeds from the Company's initial public offering which was completed in May 1998.

    Provision (benefit) for income taxes. The provision (benefit) for income taxes was $0.1 million and $(0.2) million for the quarters ended May 31, 1997 and 1998, respectively, and $0.2 million and $(0.3) million in the six-month periods ended May 31, 1997 and 1998, respectively. Excluding the impact of the one-time non-deductible write-off of purchased technology, the effective tax rate remained constant at 38.0% in the second quarter and first half of fiscal 1998, compared with 40% in both the second quarter and the first half of fiscal 1997. The provision (benefit) for income taxes differs from the statutory rate applied to pretax income because the write-off of purchased technology is not deductible for income tax purposes. State taxes, net of federal benefit, and the foreign sales corporation benefit also impacted the provision (benefit) for income taxes.

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

    At May 31, 1998, the Company had cash and equivalents of $52.5 million. As of May 31, 1998, the Company had retained deficit of $21.8 million and working capital of $55.1 million. The Company anticipates approximately $10.0 million for capital expenditures over the next 12 months.

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

Other Factors Affecting Future Operating Results

     Restatement of Financial Statements. As previously announced, the Company's restatement of its consolidated financial statements for fiscal years 1996 and 1997 and the first and second quarters of fiscal 1998 reflects reductions in reported earned revenue for those years and resulted in a loss from operations for the first and second quarters of fiscal 1998. The Company's public announcement of the pending restatement of its financial statements, the delay in reporting its third quarter results for fiscal 1998 while the restatement was being compiled and the related uncertainty regarding the Company's business have adversely affected the Company's financial condition and the price of the Company's common stock. These factors and other matters described herein have had, and will continue to have, a material adverse effect on the Company's business, including its financial condition and results of operations.

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

    Management of Growth; Significant Anticipated Hiring Needs. The Company's business has grown significantly with revenue increasing from $6.6 million in fiscal 1995 to $15 million in fiscal 1996 to $20.3 million in fiscal 1997. Revenue for the first six months of fiscal 1998 was $10.5 million. The growth of the Company's business and expansion of its customer base has placed, and is expected to continue to place, a significant strain on the Company's management and operations. A number of key members of the Company's management, including its Chief Operating Officer and Chief Financial Officer and its Vice Presidents of Marketing, Business Development and Design Services, joined the Company after January 1998, and certain other executive officers have joined the Company during the year. The Company's future success will depend on its ability to integrate its new officers and to identify, attract, hire and retain skilled employees and to hire replacements for employees that leave the Company. In this regard, the Company is actively recruiting several additional engineering personnel. The Company's failure to continue to expand its engineering organization in a timely manner could result in delays in the progress on percentage of completion contracts and the Company's research and development efforts, either of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

    Risks Associated With SIS Microelectronics Acquisition; Other Potential Acquisitions. As part of the Company's strategy to expand its engineering design services capability, in March 1998, the Company entered into an agreement to acquire SIS Microelectronics in exchange for the issuance of an aggregate of 400,000 shares of Common Stock. SIS Microelectronics is an engineering design services company located in Longmont, Colorado, has 17 employees and recorded revenues of approximately $1.7 million for its fiscal year ended December 31, 1997. The acquisition was completed in April 1998, was accounted for using the purchase method and, after the restatement of the Company's financial results, resulted in a charge to in-process research and development of $0.7 million in the Company's fiscal quarter ended May 31, 1998. The Company recorded $3.3 million of goodwill as part of this acquisition which will be amortized over a five-year period. The Company has no prior experience with acquisitions and there can be no assurance that the Company will be able to retain the key employees of SIS Microelectronics or successfully integrate the operations of SIS Microelectronics. The charge from the SIS Microelectronics acquisition, in addition to the $4.1 million of accretion of the Series A Redeemable Preferred Stock, resulted in a loss attributable to common stockholders and a loss per share in the second quarter of fiscal 1998.

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

    Customer Concentration; Dependence on Customers in Asia. The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue. In fiscal 1995, Samsung Electronics, National Semiconductor and Yamaha accounted for 18.2%, 17.3% and 15.1%, respectively, of the Company's revenue. In fiscal 1996, Yamaha accounted for 10.4% of the Company's revenue, and the Company's six largest customers accounted for 50% of the Company's revenue. In fiscal 1997, Tritech accounted for 10.3% of revenue and seven customers located in Asia accounted for 41.1% of revenue and seven domestic customers accounted for 26.6% of revenue. The Company anticipates that the majority of its revenue will be derived from a relatively small number of customers through at least fiscal 1998 and that sales to customers in Asia will continue to account for a significant portion of the Company's revenue. None of the Company's customers has a written agreement with the Company that obligates it to license additional products or to renew its maintenance agreement, and there can be no assurance that any customer will license additional SIP products or renew its maintenance agreement. The loss of one or more of the Company's major customers, or reduced orders by one or more of such customers, could materially adversely affect the Company's business, operating results and financial condition.

    Risks Associated With International Operations. A significant portion of the Company's revenue is derived from customers outside the United States, and the Company anticipates that international revenue will continue to account for a significant portion of its total revenue. Revenue from customers outside the United States, substantially all of whom are located in Asia, accounted for 54.1%, 65.4% and 52.8% of revenue in fiscal 1995, 1996, 1997, respectively and 56.1% and 55.1% of revenue for the first six months and second quarter of fiscal 1998, respectively. Although the Company does not believe that it experienced any material adverse impact in revenue as a result of the financial dislocations that occurred in certain Asian countries during 1997 and 1998, it has experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At May 31, 1998, approximately 67.6% of the Company's accounts receivable (including unbilled receivables) were from Asian-based customers. Although the Company currently believes, based in part on continuing discussions with these customers, that its existing accounting reserves are adequate given the estimated exposure related to all of its accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on the Company's ability to collect its accounts receivable or on its business, operating results and financial condition.

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

    Of the $78,000,000 in aggregate proceeds raised by the Company in connection with the April 1998 offering, (i) $5,460,000 was paid to underwriters in connection with underwriting discounts, and (ii) approximately $600,000 was paid by the Company in connection with offering expenses, printing fees, filing fees, and legal fees. The legal fees included approximately $200,000 in legal fees to Wilson Sonsini Goodrich & Rosati, Professional Corporation ("WSG&R"), counsel to the Corporation. Jeffrey D. Saper, a member of WSG&R is Secretary and a director of the Company. Of the net proceeds of approximately $71.9 million, the Company used approximately $18.5 million to redeem all outstanding shares of the Company's Series A Redeemable Preferred Stock as required by the terms of such shares. The Company paid Summit Ventures IV, L.P. and Summit Investors III, L.P. an aggregate of approximately $9.2 million in connection with the redemption of an aggregate of 64,544 shares of Series A Redeemable Preferred Stock. Walter G. Kortschak, a director of the Company, is a general partner of Stamps, Woodsum & Co. IV and Summit Investors III, L.P. Stamps, Woodsum & Co. IV is the general partner of Summit Partners IV, L.P. Summit Partners IV, L.P. is the general partner of Summit Ventures IV, L.P. The Company paid WK Technology Fund, WK Technology Fund II and WK Technology Fund III an aggregate of approximately $9.2 million in connection with the redemption of an aggregate of 64,544 shares of Series A Redeemable Preferred Stock. Y.S. Fu, a director of the Company, is a partner of WK Technology Fund, WK Technology Fund II and WK Technology Fund III. The Company paid Jeffrey D. Saper approximately $69,000 in connection with the redemption of 484 shares of Series A Redeemable Preferred Stock. The Company paid certain members of WSG&R and investment partnerships of which such persons are partners approximately $23,000 in connection with the redemption of 161 shares of Series A Redeemable Preferred Stock. The Company paid the counsel to the purchasers of Series A Redeemable Preferred Stock approximately $91,000 in connection with the redemption of 645 shares of Series A Redeemable Preferred Stock. There were no other direct or indirect payments to directors or officers of the Company or any other person or entity. Except for approximately $1.2 million used for working capital requirements and purchases of computer equipment and software, none of the offering proceeds have been used for the construction of plant, building or facilities or the purchase or installation of machinery or equipment or for purchases of real estate or the acquisition of other businesses. The Company is currently investing the net offering proceeds for future use as additional working capital. Such net proceeds have been invested in short-term, interest bearing, investment grade securities. A portion of the net proceeds may be used for the acquisition of technologies, businesses or products that are complementary to those of the Company.

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



                                                 ASPEC TECHNOLOGY, INC.

Date:     December 17, 1998                 By:  /s/ CONRAD DELL'OCA
                                                 -----------------------------
                                                 Conrad Dell'Oca
                                                 President and Acting
                                                 Principal Accounting Officer

                                INDEX TO EXHIBITS

EXHIBITS

27.1           Financial Data Schedule