Form 10-Q
period 1998-08-31
ASPEC TECHNOLOGY INC
filed 1998-12-17
CIK 1031911

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the Quarterly Period Ended August 31, 1998

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

   Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   The number of shares of the Registrant's Common Stock outstanding as of August 31, 1998 was 28,416,027.

                             ASPEC TECHNOLOGY, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 31, 1998

                                TABLE OF CONTENTS

                                                                                                          PAGE
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        a)      Condensed Consolidated Statements of Income for the three and nine months ended August 31, 1998 and 1997...................................................3

        b)      Condensed Consolidated Balance Sheets at August 31, 1998 and
                November 30, 1997........................................................................... 4

        c)      Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 1998 and 1997........................................................5

        d)      Notes to Condensed Consolidated Financial Statements.........................................6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations .........10


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings..............................................................................20

Item 6.      Exhibits and Reports on Form 8-K...............................................................21


SIGNATURES..................................................................................................22


                                  PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                      ASPEC TECHNOLOGY, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                           (UNAUDITED)

                                                                  QUARTER ENDED                    NINE MONTHS ENDED
                                                                    AUGUST 31,                          AUGUST 31,
                                                             1998              1997              1998               1997
                                                           --------          --------          --------           --------
Revenue                                                    $  8,659          $  5,297          $ 19,116           $ 14,249
Cost of revenue                                               4,473             2,498            10,687              6,226
                                                           --------          --------          --------           --------

Gross profit                                                  4,186             2,799             8,429              8,023
                                                           --------          --------          --------           --------
Operating expenses:
       Research and development                                 966               317             1,930                903
       Sales and marketing                                    1,729             1,814             4,456              5,164
       General and administrative                             1,257               340             2,850              1,270
       Write-off of purchased technology                         --                --               700                 --
                                                           --------          --------          --------           --------
             Total operating expenses                         3,952             2,471             9,936              7,337
                                                           --------          --------          --------           --------

Income (loss) from operations                                   234               328            (1,507)               686
Interest income, net                                            690                24             1,030                152
                                                           --------          --------          --------           --------

Income (loss) before income taxes                               924               352              (477)               838
Provision for income taxes                                      349               141                82                335
                                                           --------          --------          --------           --------

Net income (loss)                                               575               211              (559)               503
Accretion of redeemable preferred stock                          --               207             4,328                613
                                                           --------          --------          --------           --------
Income (loss) attributable to common
     stockholders                                          $    575          $      4          $ (4,887)          $   (110)
                                                           ========          ========          ========           ========
Basic earnings (loss) per share                            $   0.02          $   0.00          $  (0.20)          $  (0.01)
                                                           ========          ========          ========           ========
Shares used in basic per share calculation                   27,917            21,197            24,347             21,401
                                                           ========          ========          ========           ========
Diluted earnings (loss) per share                          $   0.02          $   0.00          $  (0.20)          $  (0.01)
                                                           ========          ========          ========           ========
Shares  used  in  diluted  per  share calculation            28,726            22,420            24,347             21,401
                                                           ========          ========          ========           ========


See accompanying notes to condensed consolidated financial statements.

                             ASPEC TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  ASSETS
                                                                       AUGUST 31,         NOV. 30,
                                                                          1998               1997
                                                                        --------           --------
Current assets:
   Cash and equivalents                                                 $ 45,081           $  2,524
   Accounts receivable (net of allowances of $1,000 and $300)
      Billed                                                               8,471              6,996
      Unbilled                                                             3,969                948
   Prepaid  expenses                                                       1,097                507
   Inventory                                                                 112                 --
   Deferred income taxes                                                   3,761              2,730
                                                                        --------           --------
      Total current assets                                                62,491             13,705
Property and equipment - net                                              12,538              4,105
Other assets                                                               4,783                243
                                                                        --------           --------

TOTAL                                                                   $ 79,812           $ 18,053
                                                                        ========           ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                                                     $  3,972           $    801
   Accrued liabilities                                                     2,627              2,344
   Income taxes payable                                                      361                321
   Customer advances                                                       6,831              7,127
                                                                        --------           --------
      Total current liabilities                                           13,791             10,593

Deferred income taxes                                                        235                 --
Other liabilities - long term                                              1,048                 35
                                                                        --------           --------
      Total liabilities                                                   15,074             10,628

Series A redeemable preferred stock                                           --             14,168
Redeemable common stock                                                       --              7,116

Stockholders' equity (deficiency):
   Common stock                                                           86,219              2,914
   Stockholders' notes receivable                                           (194)              (301)
   Deferred stock compensation                                               (93)              (165)
   Retained earnings (deficit)                                           (21,194)           (16,307)
                                                                        --------           --------
      Total stockholders' equity (deficiency)                             64,738            (13,859)
                                                                        --------           --------
TOTAL                                                                   $ 79,812           $ 18,053
                                                                        ========           ========



See accompanying notes to condensed consolidated financial statements.

                              ASPEC TECHNOLOGY, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                  AUGUST 31,
                                                                                            1998              1997
                                                                                         --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                         $   (565)          $    503
Adjustments from operating activities:
  Write-off of purchased technology                                                            700                 --
  Depreciation and amortization                                                              2,375              1,114
  Deferred income taxes                                                                     (1,079)                --
  Stock compensation expense                                                                    74                 94
  Changes in assets and liabilities
    Accounts receivable:
      Billed                                                                                (1,204)              (476)
      Unbilled                                                                              (3,021)              (762)
    Prepaid expenses                                                                          (572)              (178)
    Inventory                                                                                  (13)                --
    Accounts payable                                                                         2,986                311
    Accrued liabilities                                                                       (307)              (112)
    Income taxes payable                                                                        40             (3,439)
    Customer advances                                                                         (296)             2,035
                                                                                          --------           --------
    NET CASH USED FOR OPERATING ACTIVITIES                                                    (464)            (1,541)
                                                                                          --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                      (10,413)            (2,522)
  Cash acquired, net of cash payments for purchase of SIS Microelectronics                      26                 --
  Other assets                                                                                  40               (298)
                                                                                          --------           --------
    NET CASH USED FOR INVESTING ACTIVITIES                                                 (10,479)            (2,820)
                                                                                          --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                                                      72,226                 --
  Redemption of redeemable preferred stock                                                 (18,495)                --
  Repayment of borrowings                                                                     (314)                --
  Repurchase of common stock                                                                   (24)                --
  Collection of stockholder notes receivable                                                   107                 95
                                                                                          --------           --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                               53,500                 95
                                                                                          --------           --------
Net increase (decrease) in cash and equivalents                                             42,557             (4,266)
Cash and equivalents, beginning of period                                                    2,524              6,341
                                                                                          --------           --------
CASH AND EQUIVALENTS, END OF PERIOD                                                       $ 45,081           $  2,075
                                                                                          ========           ========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                                              $  1,101           $  4,392
                                                                                          ========           ========

  Accretion of redeemable preferred stock                                                 $  4,328           $    613
                                                                                          ========           ========

The Company purchased all of the capital stock of SIS Microelectronics for Aspec stock of $4,000,000 plus transaction costs of $148,000. In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:

Fair value of assets acquired, including purchased technology                             $  4,390
Liabilities assumed                                                                            942
                                                                                          --------
  Net assets acquired                                                                        3,448
  Purchased technology (expensed)                                                              700
                                                                                          --------
    Purchase price                                                                        $  4,148
                                                                                          ========


Purchase of Equipment for Long-term note                                                  $  1,000
                                                                                          ========

See accompanying notes to condensed consolidated financial statements.

                             ASPEC TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. RESTATEMENT OF FINANCIAL RESULTS

   In October 1998, Aspec Technology, Inc. ("Aspec" or the "Company") announced that, after consultation with its new independent accountants, PricewaterhouseCoopers LLP ("PwC"), it had determined to restate its financial results for the fiscal years ended November 30, 1996 and 1997 and for the fiscal quarters ended February 28, 1998 and May 31, 1998. The restatement relates principally to the timing of revenue recognized on certain of the Company's contracts. In the Company's Registration Statement on Form S-1 (file no. 333-22913) which was declared effective by the Securities and Exchange Commission on April 27, 1998 (the "Registration Statement"), the Company previously reported financial results for each quarter of fiscal 1997.

   The following table summarizes the results for the fiscal quarter ended August 31, 1997 and the nine months ended August 31, 1997 as reported in or derived from results reported in the Registration Statement compared to the restated results included elsewhere in this Form 10-Q:


                                            QUARTER ENDED
                                            AUGUST 31, 1997
                                       -----------------------
                                       AS REPORTED    RESTATED
                                       -----------    --------
Revenue                                  $5,105        $5,297
Income (loss) from operations               136           328
Provision for income taxes                   64           141
Net income (loss)                            96           211
Income (loss)  attributable to common      (111)            4
stockholders

Net income (loss) per share              $  0.00       $ (0.00)
                                         =======       ========


                                          NINE MONTHS ENDED
                                            AUGUST 31, 1997
                                       -----------------------
                                       AS REPORTED    RESTATED
                                       -----------    --------
Revenue                                  $15,825       $14,249
Income (loss) from operations              2,262           686
Provision for income taxes                   966           335
Net income (loss)                          1,448           503
Income (loss) attributable to common         835          (110)
stockholders

Net income (loss) per share              $  0.00       $ (0.01)
                                         =======       ========




2. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended August 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1998 or for any other period.

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

   A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):


                                                                      QUARTER ENDED                    NINE MONTHS ENDED
                                                                        AUGUST 31,                           AUGUST 31,
                                                                 1998              1997              1998               1997
                                                               --------          --------          --------           --------
                                                                                         (UNAUDITED)
Net income (loss) attributable to common stockholders          $    575          $      4          $ (4,887)          $   (110)
                                                               --------          --------          --------           --------
Denominator-basic EPS common stock outstanding                   27,917            21,197            24,347             21,401
                                                               --------          --------          --------           --------

Basic earnings (loss) per share                                $   0.02          $   0.00          $  (0.20)          $  (0.01)
                                                               --------          --------          --------           --------

Denominator-Diluted EPS:
     Denominator-Basic EPS                                       27,917            21,197            24,347             21,401
     Effect of dilutive securities:
         Weighted  average common shares subject
          to repurchase rights                                      527               919                --                 --
         Weighted average common share
           equivalents related to stock
           purchase rights and options                              282               304                --                 --
                                                               --------          --------          --------           --------
                                                                 28,726            22,420            24,347             21,401
                                                               --------          --------          --------           --------

Diluted earnings (loss) per share                              $   0.02          $   0.00          $  (0.20)          $  (0.01)
                                                               --------          --------          --------           --------



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


5. BUSINESS COMBINATIONS

   In April 1998, the Company completed its purchase of SIS Microelectronics, Inc. ("SIS Microelectronics"), an engineering design services company located in Longmont, Colorado in exchange for the issuance of an aggregate 400,000 shares of Common Stock. As part of this transaction, which was accounted for using the purchase method of accounting, the Company recorded approximately $0.7 million of in-process research and development in the second quarter of fiscal 1998. The Company also recorded $3.3 million of goodwill in connection with this transaction which is being evenly amortized over a five-year period.

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


7. CONTINGENCIES

        On July 1, 1998, a class action lawsuit, Howard Jones, et al. v. Aspec Technology, Inc., et al., No. CV-775037, was filed in the Superior Court for the State of California, County of Santa Clara. The Complaint alleges that Aspec and certain of its officers and directors violated California state securities and common law by making false and misleading statements about Aspec's financial condition between April 28, 1998 and June 25, 1998. This action is purportedly brought on behalf of all persons who purchased Aspec stock during that period.

        On July 2, 1998, July 27, 1998, and August 17, 1998, three substantially similar complaints were filed in state court against similar defendants, entitled respectively, William Neuman, et al. v. Aspec Technology, Inc., et al., No. CV-775089, Martin L. Klotz, on behalf of the Martin Klotz Defined Benefit Profit Sharing Plan, et al. v. Aspec Technology, Inc., et al., No. CV-775591, Glen O.Ressler and Thelma M. Ressler, et al. v. Aspec Technology, Inc., et al., No. CV-776065. The Klotz complaint also alleges violations of Sections 11, 12, and 15 of the Securities Exchange Act of 1934. The complaints seek unspecified damages. The Company expects these complaints to be consolidated, and expects to file a demurrer 30 days after consolidation.

        Certain of the Company's current and former officers and directors are also named as defendants in a derivative lawsuit, which was filed on November 12, 1998, in the Superior Court of Santa Clara County. The derivative complaint was based on factual allegations substantially similar to those alleged in the class action lawsuits.

        Certain provisions of the Company's Certificate of Incorporation and indemnification agreements between the Company and its officers require the Company to advance to such officers ongoing legal expenses of defending the above lawsuits and may require the Company to indemnify them against judgments rendered on certain claims. The Company expects to incur significant legal expenses on its behalf and on behalf of such officers in connection with this litigation. In addition, defending this litigation has resulted, and will likely continue to result, in the diversion of management's attention from the day to day operations of the Company's business. There can be no assurance that this stockholder litigation will be resolved in the Company's favor. An adverse result, settlement or prolonged litigation would have a material adverse effect on the Company's business, financial condition or results of operation.

        On October 16, 1998, plaintiffs agreed to voluntarily dismiss Kassover, et al. v. Aspec Technology, Inc., et al, No. C 98-2604VRW, which was filed on June 30, 1998 in the United States District Court for the Northern District of California against Aspec and certain of its officers and directors. The Complaint alleges that defendants violated Sections 11, 12, and 15 of the Securities Exchange Act of 1934 by failing to disclose certain facts about Aspec's financial condition between April 28, 1998 and June 30, 1998. On October 20, 1998, the Court dismissed the purported class action without prejudice.

        On September 4, 1998, the Company received an informal request for information from the NASDAQ Listing Investigations Staff. NASDAQ requested information concerning the Company's financial accounting and internal controls. The Company has provided information in response to the informal inquiry.

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

As a result of the restatement of the Company's financial statements for the first and second quarters of fiscal 1998 and the fiscal years 1996 and 1997, certain information contained in this item has been changed from that which was reported previously in the Company's Registration Statement (see Note 1 of Notes to Condensed Consolidated Financial Statements). Readers should carefully review the "Revenues" and "Other Factors Affecting Future Operating Results" sections included herein to reflect current events.


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

   Revenue consists primarily of license fees for the Company's SIP products. A license is required for each foundry used by the customer as well as for each process technology employed. The Company also realizes revenue from service and maintenance fees. Typically a customer licenses a bundle of products which is accompanied by documentation and training. The license of the Company's products typically involves a lengthy sales cycle of up to 12 months because the license generally involves a significant commitment of capital by the customer and because Aspec's SIP is either replacing a customer's proprietary SIP or introducing entirely new SIP. These SIP products are licensed to customers on a per design basis, a per site basis or an enterprise basis. The price for a typical bundle of products ranges from approximately $200,000 on a per design basis to over $2.0 million on an enterprise basis. Late in the third quarter of fiscal 1998, one of the Company's competitors announced an agreement with a major foundry whereby the foundry acquired cell libraries for a minimal up-front fee coupled with a future royalty. This change in industry pricing practice is expected to have a material adverse effect on the Company's revenue beginning in the fourth quarter of fiscal 1998.

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

   A significant portion of the Company's revenue is derived from customers outside the United States, and the Company anticipates that international revenue will continue to account for a significant portion of its total revenue. Revenue from customers outside the United States, substantially all of whom are located in Asia, accounted for 54.1%, 65.4% and 52.8% of revenue in fiscal 1995, 1996 and 1997, respectively and 48.8% and 56.9% of revenue for the first nine months of fiscal 1997 and 1998, respectively. Although the Company does not believe that it experienced any material adverse impact in revenue as a result of the financial dislocations that occurred in certain Asian countries during 1997 and 1998, it has experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At August 31, 1998, approximately 67.5% of the Company's accounts receivable (including unbilled receivables) were from Asian-based customers. Although the Company currently believes, based in part on continuing discussions with these customers, that its existing accounting reserves are adequate given the estimated exposure related to all of its accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on the Company's ability to collect its accounts receivable or on its business, operating results and financial condition.

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

   In May and June 1996, the Company issued an aggregate of 130,378 shares of its Series A Redeemable Preferred Stock. The aggregate liquidation and redemption value of the Series A Redeemable Preferred Stock was approximately $18.5 million at May 6, 1998. In connection with the redemption of all outstanding shares of such Series A Redeemable Preferred Stock from the proceeds of the Company's initial public offering in May 1998, as required by the terms of such shares, the difference between the book value and the redemption value of approximately $4.1 million was recorded as accretion for Preferred Stock when determining income attributable to common stockholders and earnings per share. This $4.1 million of accretion was recorded in the second quarter of fiscal 1998 when the offering was completed. See Note 6 of Notes to Condensed Consolidated Financial Statements.

   As part of the Company's strategy to expand its engineering design services capability, in March 1998, the Company entered into an agreement to acquire SIS Microelectronics in exchange for the issuance of an aggregate of 400,000 shares of Common Stock. SIS Microelectronics is an engineering design services company located in Longmont, Colorado, has 17 employees and recorded revenues of approximately $1.7 million for its fiscal year ended December 31, 1997. The acquisition was completed in April 1998, was accounted for using the purchase method and resulted in a charge to in-process research and development of $0.7 million in the Company's fiscal quarter ended May 31, 1998. The Company recorded $3.3 million of goodwill as part of this acquisition which will be amortized evenly over a five-year period. The Company has no prior experience with acquisitions and there can be no assurance that the Company will be able to retain the key employees of SIS Microelectronics or successfully integrate the operations of SIS Microelectronics. See "Other Factors Affecting Future Operating Results -- Risks Associated With SIS Microelectronics Acquisition; Other Potential Acquisitions."

RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated selected statements of operations data as a percentage of revenue:


                                                                QUARTER ENDED                NINE MONTHS ENDED
                                                                  AUGUST 31,                     AUGUST 31,
                                                            --------------------           --------------------
                                                             1998           1997           1998             1997
                                                             ----           ----           ----            ----
Revenue                                                       100%           100%           100%            100%
Cost of revenue                                                52             47             56              44
                                                             ----           ----           ----            ----
Gross profit                                                   48             53             44              56
Operating expenses:
       Research and development                                11              6             10               6
       Sales and marketing                                     20             34             23              36
       General and administrative                              14              6             15               9
       Write-off of purchased technology                       --             --              4              --
                                                             ----           ----           ----            ----
             Total operating expenses                          45             46             52              51
                                                             ----           ----           ----            ----
Income (loss) from operations                                   3              7             (8)              5

Interest income, net                                            8              0              5               1
                                                             ----           ----           ----            ----
Income (loss) before income taxes                              11              7             (3)              6
Provision for income taxes                                      4              3              0               2
                                                             ----           ----           ----            ----
Net income (loss)                                               7              4             (3)              4
Accretion  of redeemable preferred stock                       --              4             23               4
                                                             ----           ----           ----            ----
Income (loss)  attributable  to common stockholders             7%             0%           (26)%             0%
                                                             ====           ====           ====            ====

   Revenues. Revenue increased by 63% from $5.3 million in the quarter ended August 31, 1997 to $8.7 million in the quarter ended August 31, 1998. Revenue increased by 34% from $14.2 million in the nine-month period ended August 31, 1997 to $19.1 million in the nine-month period ended August 31, 1998. The growth in revenue in the first nine months of fiscal 1998 compared with the same period in fiscal 1997 was primarily attributable to the Company's continued expansion of its sales of standard cell-based products to a broader customer base. The growth in revenue in the third quarter of fiscal 1998 compared to the same period in fiscal 1997 was primarily due to $2.8 million of revenue from a distributor agreement that was terminated during the quarter. The Company does not expect any future revenue from this customer. The nonrecurring nature of this revenue and the shift in industry pricing practice from up-front license fees to a royalty based model will have a material adverse impact on the Company's revenue in future quarters.

   International revenue accounted for 56.9% of revenue in the nine-month period ended August 31, 1998 compared to 48.8% of revenue in the nine-month period ended August 31, 1997. International revenue accounted for 57.8% of revenue during the quarter ended August 31, 1998 compared to 36.8% of revenue during the quarter ended August 31, 1997.

   Cost of revenue. Cost of revenue primarily represents the costs of personnel and other operating expenses incurred in the development and production of SIP products to customer specifications. Cost of revenue increased by 79% from $2.5 million in the quarter ended August 31, 1997 to $4.5 million in the quarter ended August 31, 1998. Cost of revenue increased by 72% from $6.2 million in the nine-month period ended August 31, 1997 to $10.7 million in the nine-month period ended August 31, 1998. Cost of revenue as a percentage of revenue was 47% and 52% for the quarters ended August 31, 1997 and 1998, respectively, and 44% and 56% for the nine-month periods ended August 31, 1997 and 1998, respectively. The absolute dollar increases in cost of revenue and the increases in cost of revenue as a percentage of revenue in the third quarter and first nine months of fiscal 1998 compared with the same periods in fiscal 1997 were due to (i) hiring of additional engineering personnel and related expenses associated with customer funded development programs, (ii) start-up costs associated with the Company's chip design service group, (iii) costs of the additional personnel who joined the Company as a result of the acquisition of SIS Microelectronics and
(iv) costs of rework resulting from process technology changes implemented by semiconductor foundries for which the Company had developed process-related performance data which required recalculation and/or recharacterization. Due primarily to these four factors, the Company's gross margin percentage was adversely effected in the quarter and nine-month periods ended August 31, 1998. The Company expects cost of revenue as a percentage of revenue to fluctuate in future periods depending on the mix between development program revenues and revenues from previously developed products.

   Research and development. Research and development expenses represent the cost of engineering personnel and other operating expenses incurred in the development and enhancement of the Company's core technology and products not requiring significant adaptation. Research and development expenses increased by 205% from $0.3 million in the quarter ended August 31, 1997 to $1.0 million in the quarter ended August 31, 1998. Research and development expense increased by 114% from $0.9 million in the nine-month period ended August 31, 1997 to $1.9 million in the nine-month period ended August 31, 1998. Research and development expense as a percentage of revenue was 6% and 11% for the quarters ended August 31, 1997 and 1998, respectively, and 6% and 10% for the nine-month periods ended August 31, 1997 and 1998, respectively. The absolute dollar increases in research and development expenses and the increases in research and development costs as a percentage of revenue in the third quarter and first nine months of fiscal 1998 compared with the same periods in fiscal 1997 were due to increases in engineering personnel, including additional SIS Microelectronics personnel, and related expenses. The Company expects research and development expense to increase in absolute dollars in the fourth quarter. The expected increase in the Company's research and development expense would have a material adverse effect on the Company's business, operating results and financial condition if the Company's revenue does not also increase.

   Sales and marketing. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and sales representatives, promotional costs and related operating expenses. Sales and marketing expenses decreased by 5% from $1.8 million in the quarter ended August 31, 1997 to $1.7 million in the quarter ended August 31, 1998. Sales and marketing expenses decreased by 14% from $5.2 million in the nine-month period ended August 31, 1997 to $4.5 million in the nine-month period ended August 31, 1998. Sales and marketing expense as a percentage of revenue was 34% and 20% for the quarters ended August 31, 1997 and 1998, respectively, and 36% and 23% for the nine-month periods ended August 31, 1997 and 1998, respectively. The absolute dollar decreases in sales and marketing expenses in the third quarter and first nine months of fiscal 1998 compared with the same periods in fiscal 1997, were due to higher Asian representative sales commissions in the third quarter and first nine months of fiscal 1997 that did not recur in the fiscal 1998 periods and due to reduced personnel costs as certain field application engineers were transferred into engineering, as well as decreased advertising and sales promotions. The Company expects sales and marketing expense to increase in absolute dollars in the fourth quarter. The expected increase in the Company's sales and marketing expense would have a material adverse effect on the Company's business, operating results and financial condition if the Company's revenue does not also increase.

   General and administrative. General and administrative expenses increased by 270% from $0.3 million in the quarter ended August 31, 1997 to $1.3 million in the quarter ended August 31, 1998. General and administrative expenses increased by 124% from $1.3 million in the nine-month period ended August 31, 1997 to $2.9 million in the nine-month period ended August 31, 1998. These increases resulted primarily from addition of new management and administrative personnel and increased administrative costs. Also, beginning in the second quarter of fiscal 1998, the Company began amortizing the goodwill associated with the SIS acquisition over a five-year period. General and administrative expenses as a percentage of revenue was 6% and 14% for the quarters ended August 31, 1997 and 1998, respectively, and 9% and 15% for the nine-month periods ended August 31, 1997 and 1998, respectively. The increase in general and administrative expense as a percentage of revenue in the first nine months of fiscal 1998 was primarily attributable to a $0.4 million increase in the Company's bad debt reserve recorded in the first quarter of fiscal 1998, as well as an $0.3 million increase in the third quarter of fiscal 1998. The Company expects general and administrative expense to increase in absolute dollars in the fourth quarter. The expected increase in the Company's general and administrative expense would have a material adverse effect on the Company's business, operating results and financial condition if the Company's revenue does not also increase.

   The $0.7 million written off to purchased technology in the second quarter of fiscal 1998 related to the acquisition of SIS Microelectronics (see Note 5 to the Condensed Consolidated Financial Statements). The Company recorded $3.3 million of goodwill as part of this acquisition which will be amortized evenly over a five-year period.

   Interest income, net. Interest income, net increased from $24,000 in the quarter ended August 31, 1997 to $0.7 million in the quarter ended August 31, 1998. Interest income increased from $0.15 million in the nine-month period ended August 31, 1997 to $1.0 million in the nine-month period ended August 31, 1998. The absolute dollar increases in interest income in the third quarter and first nine months of fiscal 1998 compared with the same periods in fiscal 1997, were due to interest income earned on the proceeds from the Company's initial public offering which was completed in May 1998.

   Provision for income taxes. The provision for income taxes was $0.1 million and $0.3 million for the quarters ended August 31, 1997 and 1998, respectively, and $0.3 million and $0.1 million in the nine-month periods ended August 31, 1997 and 1998, respectively. Excluding the impact of the one-time non-deductible write-off of purchased technology, the effective tax rate remained constant at 38% in the third quarter and the first nine months of fiscal 1998, compared with 40% in both the third quarter and first nine months of fiscal 1997. The provision for income taxes differs from the statutory rate applied to pretax income because the write-off of purchased technology is not deductible for income tax purposes. State taxes, net of federal benefit, and the foreign sales corporation benefit also impacted the provision for income taxes.

Liquidity and Capital Resources

   The Company has funded its operations primarily from license revenue and the net proceeds of $71.9 million from its initial public offering of Common Stock in May 1998.

   The Company's operating activities utilized net cash of $1.5 million in the nine-month period ended August 31, 1997 and utilized net cash of $0.5 million in the nine-month period ended August 31, 1998. Net cash used for operating activities in both periods was mainly due to increases in accounts receivable.

   Net cash used in investing activities was $2.8 million and $10.5 million in the nine-month periods ended August 31, 1997 and 1998, respectively. Investing activities consisted primarily of net purchases of property and equipment.

   Net cash provided by financing activities was $95,000 and $53.5 million in the nine-month periods ended August 31, 1997 and 1998, respectively. In the nine month period ended August 31, 1998, financing activities consisted primarily of the sale of the Company's Common Stock in its initial public offering.

   At August 31, 1998, the Company had cash and equivalents of $45.1 million. As of August 31, 1998, the Company had retained deficit of $21.2 million and working capital of $48.7 million. The Company anticipates approximately $2.0 million for capital expenditures over the next 12 months.

   The Company intends to continue to invest in the development of new products and enhancements to its existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs incurred in connection with the defense, settlement or payment of any damages with respect to the class action lawsuits pending against the Company and related parties, the costs and timing of the Company's product development efforts and the success of these development efforts, the costs and timing of the Company's sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license revenue, available borrowings under line of credit arrangements and other factors. The Company believes that its current cash and investment balances together with any cash generated from operations will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months.

Other Factors Affecting Future Operating Results

Restatement of Financial Statements. As previously announced, the Company's restatement of its consolidated financial statements for fiscal years 1996 and 1997 and the first and second quarters of fiscal 1998 reflects reductions in reported earned revenue for those years and resulted in a loss from operations for the first and second quarters of fiscal 1998. The Company anticipates significantly reduced revenues and a significant operating loss for the fourth quarter of fiscal 1998. The Company's public announcement of the pending restatement of its financial statements, the delay in reporting its third quarter results for fiscal 1998 while the restatement was being compiled and the related uncertainty regarding the Company's business have adversely affected the Company's financial condition and the price of the Company's common stock. These factors and other matters described herein have had, and will continue to have, a material adverse effect on the Company's business, including its financial condition and results of operations.

   Fluctuations in Future Operating Results; Dependence Upon Timely Project Completion. The Company's operating results have fluctuated in the past and are expected to fluctuate significantly on a quarterly and annual basis in the future as a result of a number of factors including the size and timing of customer orders; the Company's ability to achieve progress on percentage of completion contracts; the continuation of the shift in industry pricing practice from up-front license fees to a royalty based model; the length of the Company's sales cycle; the timing of new product announcements and introductions by the Company and its competitors; the Company's ability to successfully develop, introduce and market new products and product enhancements; market acceptance of the Company's products; the cancellation or delay of orders from major customers; the level of changes to customer requirements due to process specific changes requested by customers or changes in design rules or process technologies at semiconductor foundries, the Company's ability to retain its existing personnel and hire additional personnel; and general economic conditions. These and other factors could have a material adverse effect on the Company's business, operating results and financial condition.

   A significant portion of the Company's revenue is recognized on a percentage of completion method based upon actual costs incurred. The completion period typically ranges from three months to a year. Accordingly, revenue in any quarter is dependent on progress towards completion of the project by the Company. The Company has in the past experienced delays in the progress of certain projects and there can be no assurance that such delays will not occur with respect to future projects. Any delay or failure to achieve such progress could result in a delay in the ability to bill for or collect payment for work previously performed, damage to customer relationships and the Company's reputation, diversion of engineering resources or a delay in the market acceptance of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, these contracts may generally be canceled without cause, and if a customer cancels or delays performance under any such contracts, the Company's business, operating results and financial condition could be materially adversely affected. A customer's license of the Company's products may involve a significant commitment of capital with the attendant delays frequently associated with authorization procedures for capital expenditures within customer organizations. The Company's operating expenses will be based in part on the Company's expectations of future revenue from product licenses. Accordingly, if the Company does not realize its expected revenues, its business, operating results and financial condition would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Dependence on Emergence of Merchant SIP Market. The market for merchant SIP is new and emerging. The Company's ability to achieve revenue growth and profitability in the future will depend on the continued development of this market and, to a large extent, on the level of demand for complex ICs, including system-on-a-chip designs. There can be no assurance that the merchant SIP market will continue to develop or grow at a rate sufficient to support the Company's business. If this market fails to grow or develops slower than expected, the Company's business, operating results and financial condition would be materially adversely affected. To date, the Company's SIP products have been licensed only by a limited number of customers. Many of the Company's existing and potential customers currently rely on SIP developed internally or offered by other vendors. The Company's future growth will be dependent on the adoption of, and increased reliance on, merchant SIP by both existing and potential customers. Moreover, if the Company's products do not achieve broad market acceptance, the Company's business, operating results and financial condition would be materially adversely affected. In this regard, late in the third quarter of fiscal 1998, one of the Company's competitors announced an agreement with a major foundry whereby the foundry acquired cell libraries for a minimal up-front fee coupled with a future royalty. This change in industry pricing practice is expected to have a material adverse effect on the Company's revenue beginning in the fourth quarter of fiscal 1998.

   Management of Growth; Retention of Key Personnel. The growth of the Company's business and expansion of its customer base has placed, and is expected to continue to place, a significant strain on the Company's management and operations. A number of key members of the Company's management have left the Company to pursue other opportunities. The Company's future success will depend on its ability to identify, attract, hire and retain skilled employees and to hire replacements for employees that leave the Company. In this regard, the Company is actively recruiting several additional engineering personnel. The Company's failure to continue to expand its engineering organization in a timely manner could result in delays in the progress on percentage of completion contracts and the Company's research and development efforts, either of which could have a material adverse effect on the Company's business, operating results and financial condition.

   The Company has experienced substantial growth in the number of its employees and the burden placed upon its financial, accounting and operating systems, resulting in increased responsibility for both existing and new management personnel. In this regard, the number of employees at the Company increased from 121 at November 30, 1997 to 187 at August 31, 1998. The Company is in the process of hiring additional accounting and financial personnel and in establishing and upgrading its financial and accounting systems and procedures to support its growth. Because experienced accounting and financial personnel are in great demand, there can be no assurance that the Company will be able to identify, attract and retain such personnel. The Company's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control and information management, and to recruit, train and manage its overall employee base. In particular, the Company's ability to effectively manage and support any future growth will be substantially dependent on its ability to improve its financial and management controls, reporting and order entry systems and other procedures on a timely basis. The Company also expects to increase its customer support operations to the extent the installed base of the Company's products continues to grow and to recruit additional personnel to expand its design services capabilities. There can be no assurance that the Company will be able to manage or continue to manage its recent or any future growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on the Company's business, operating results and financial condition.

   Risks Associated With SIS Microelectronics Acquisition; Other Potential Acquisitions. As part of the Company's strategy to expand its engineering design services capability, in April 1998, the Company acquired SIS Microelectronics in exchange for the issuance of an aggregate of 400,000 shares of Common Stock. SIS Microelectronics is an engineering design services company located in Longmont, Colorado, has 17 employees and recorded revenues of approximately $1.7 million for its fiscal year ended December 31, 1997. The acquisition was accounted for using the purchase method and resulted in a charge to in-process research and development of $0.7 million in the Company's fiscal quarter ended May 31, 1998. The remaining $3.3 million of the purchase price was charged to goodwill and will be amortized over a five-year period. The Company has no prior experience with acquisitions and there can be no assurance that the Company will be able to retain the key employees of SIS Microelectronics or successfully integrate the operations of SIS Microelectronics.

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

   Dependence Upon Continuous Product Development; Risk of Product Delays. The Company's customers operate in the semiconductor industry, which is subject to rapid technological change, frequent introductions of new products, short product life cycles, changes in customer demands and requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the Company's future success will depend on its ability to continue to enhance its existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements and that keep pace with product introductions by EDA tool companies, emerging process technologies and other technological developments in the semiconductor industry. Any failure by the Company to anticipate or respond adequately to changes in technology or customer requirements, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, operating results and financial condition. In this regard, the Company's gross margin was adversely effected in the quarters ended May 31, 1998, and August 31, 1998 in part due to process technology changes implemented by the semiconductor foundries for which the Company had developed process-related performance data which required recalculation and/or recharacterization. There can be no assurance that the Company will be successful in its product development efforts, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of new or enhanced products or that such new or enhanced products will achieve market acceptance. The Company has in the past experienced delays in the release dates of certain of its products. If release dates of any new significant products or product enhancements are delayed, the Company's business, operating results and financial condition would be materially adversely affected. The Company could also be exposed to litigation or claims from its customers in the event it does not satisfy its delivery commitments. There can be no assurance that any such claim will not have a material adverse effect on the Company's business, operating results and financial condition.

   Customer Concentration; Dependence on Customers in Asia. The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue. In fiscal 1995, Samsung Electronics, National Semiconductor and Yamaha accounted for 18.2%, 17.3% and 15.1%, respectively, of the Company's revenue. In fiscal 1996, Yamaha accounted for 10.4% of the Company's revenue, and the Company's six largest customers accounted for 50.0% of the Company's revenue. In fiscal 1997, Tritech accounted for 10.3% of revenue, and seven customers located in Asia accounted for 41.1% of revenue and seven domestic customers accounted for 26.6% of revenue. The Company anticipates that the majority of its revenue will be derived from a relatively small number of customers through at least fiscal 1998 and that sales to customers in Asia will continue to account for a significant portion of the Company's revenue. None of the Company's customers has a written agreement with the Company that obligates it to license additional products or to renew its maintenance agreement, and there can be no assurance that any customer will license additional SIP products or renew its maintenance agreement. The loss of one or more of the Company's major customers, or reduced orders by one or more of such customers, could materially adversely affect the Company's business, operating results and financial condition. In the third quarter of fiscal 1998, the Company recognized approximately $2.9 million of revenue from a distributor agreement that was terminated during the quarter. The Company does not expect any future revenue from this customer. The nonrecurring nature of this revenue will have a material adverse impact on the Company's future revenue.

   Risks Associated With International Operations. A significant portion of the Company's revenue is derived from customers outside the United States, and the Company anticipates that international revenue will continue to account for a significant portion of its total revenue. Revenue from customers outside the United States, substantially all of whom are located in Asia, accounted for 54.1%, 65.4% and 52.8% of revenue in fiscal 1995, 1996, 1997, respectively and 56.8% and 57.8% of revenue for the first nine months and third quarter of fiscal 1998, respectively. Although the Company does not believe that it experienced any material adverse impact in revenue as a result of the financial dislocations that occurred in certain Asian countries during 1997 and 1998, it has experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At August 31, 1998, approximately 67.5% of the Company's accounts receivable (including unbilled receivables) were from Asian-based customers. Although the Company currently believes, based in part on continuing discussions with these customers, that its existing accounting reserves are adequate given the estimated exposure related to all of its accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on the Company's ability to collect its accounts receivable or on its business, operating results and financial condition.

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

   Dependence Upon Semiconductor and Electronics Industries. The Company is dependent upon the semiconductor and electronics industries. Each of these industries is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Each of these industries is highly cyclical and has periodically experienced significant downturns, often in connection with or in anticipation of decline in general economic conditions during which the number of new IC design projects often decreases. Revenue from new licenses of the Company's products is influenced by the level of design efforts by its customers, and factors negatively affecting any of these industries could have a material adverse effect on the Company's business, operating results and financial condition. In this regard, the shift in industry practice from payment of up-front license fees to a royalty based model will have a material adverse impact on the Company's revenue in future periods. The Company's business, operating results and financial condition may also fluctuate in the future from period to period as a consequence of general economic conditions in the semiconductor or electronics industry.

   Competition. Although the market for merchant SIP is new and emerging and the Company has few direct competitors, the Company expects that the market for its products will become increasingly competitive in the future. The Company's current competitors include Artisan Components, Inc., Cascade Design Automation (a subsidiary of Oki Semiconductor Ltd.), Compass Design Automation (a division of Avant!), Mentor Graphics and Silicon Architects (a division of Synopsys). Duet Technology, Inc., a design services company, acquired Cascade Design Automation. The Company also experiences significant indirect competition from the engineering departments of potential customers that maintain and develop internally developed SIP. Certain of the Company's other potential customers rely on proprietary SIP developed and maintained by ASIC vendors. In addition, certain semiconductor foundries currently offer or may in the future offer one or more elements of a SIP solution including cell libraries acquired from the Company's competitors. The Company's potential competitors also include a number of large vertically integrated semiconductor companies and numerous EDA software companies that may develop SIP products that compete with those of the Company. To the extent the Company expands its capability to offer design services, it could also experience competition from numerous small design engineering firms and from large public companies that also offer such services. Increased competition has resulted in a shift from up-front license fees to a royalty based model and in price reductions and reduced operating margins which have materially adversely affect the Company's business, operating results and financial condition. Many of the Company's potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not materially adversely affect the Company's business, operating results and financial condition. The Company believes the principal elements of competition in its market are the range of EDA tools and process technologies supported, technological leadership, product functionality, the level of technical support provided, software reliability and price. The Company believes that it competes favorably with respect to each of these factors.

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

   As of August 31, 1998, the Company held six U.S. patents which expire from 2013 to 2015 and had two U.S. patent applications pending. The Company also has 12 patent applications pending in various foreign jurisdictions. The Company expects to continue to file patent applications where appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on its patents. The Company has registered the trademarks Aspec Technology, ABOND, HDEA and Mastergen and has one trademark application pending in the United States. The process of seeking patent and trademark protection can be expensive and time consuming. There can be no assurance that patents or trademarks will issue from pending or future applications or that, if issued, such patents or trademarks will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent or trademark rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights. In addition, the laws of certain countries in which the Company's products are distributed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Accordingly, effective trademark, copyright and patent protection may be unavailable in certain foreign countries.

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

   Dependence on Key Personnel. The Company's business depends in significant part on the continued service of the Company's executive officers and other senior management and key employees, including certain technical, managerial and marketing personnel. In this regard, a number of key members of the Company's management have left the Company to pursue other opportunities. The loss of the services of any of these individuals or groups of individuals could have a material adverse effect on the Company's business, operating results and financial condition. None of the Company's executive officers has an employment agreement with the Company. The Company believes that its future business results will also depend in significant part upon its ability to identify, attract, motivate and retain additional highly skilled technical, managerial and marketing personnel. Competition for such personnel in the computer software industry is intense. The Company is currently engaged in a search for several additional engineering personnel. There can be no assurance the Company will be successful in identifying, attracting and retaining such personnel, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

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

   In terms of the effect of Year 2000 issues on the Company's product offerings, the software and library products, which comprise almost all of the Company's revenue, do not have specific date dependence and, therefore, are not subject to Year 2000 issues. The customer's operating systems that run Aspec's software and libraries may have issues that could hamper their operations. In this event, sales to these customers may be reduced until the customer has addressed his internal issues. Aspec sales and customer support personnel will work on Year 2000 issues to the extent allowed by the customer. All of Aspec's software development, whether done internally, or, in some instances, by outside subcontractors, is performed on workstations manufactured by Sun Microsystems. The Company is in the process of upgrading all workstations to the operating system specified by Sun Microsystems as Year 2000 compliant. The Company expects to complete this upgrade by June 1999 at a cost of approximately $300,000. If this upgrade cannot be completed in time, the Company would be forced to purchase new workstations. Costs to do this could run as high as $1.5 million.

   The Company is in the process of determining whether there may be additional Year 2000 issues with various computer software programs purchased from outside vendors for software development and for accounting. It has identified the appropriate personnel to complete the evaluations and expects to have these reviews completed by March 1999.

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

                           PART II. OTHER INFORMATION

Item 1.          Legal Proceedings


        On July 1, 1998, a class action lawsuit, Howard Jones, et al. v. Aspec Technology, Inc., et al., No. CV-775037, was filed in the Superior Court for the State of California, County of Santa Clara. The Complaint alleges that Aspec and certain of its officers and directors violated California state securities and common law by making false and misleading statements about Aspec's financial condition between April 28, 1998 and June 25, 1998. This action is purportedly brought on behalf of all persons who purchased Aspec stock during that period.

        On July 2, 1998, July 27, 1998, and August 17, 1998, three substantially similar complaints were filed in state court against similar defendants, entitled respectively, William Neuman, et al. v. Aspec Technology, Inc., et al., No. CV-775089, Martin L. Klotz, on behalf of the Martin Klotz Defined Benefit Profit Sharing Plan, et al. v. Aspec Technology, Inc., et al., No. CV-775591, Glen O.Ressler and Thelma M. Ressler, et al. v. Aspec Technology, Inc., et al., No. CV-776065. The Klotz complaint also alleges violations of Sections 11, 12, and 15 of the Securities Exchange Act of 1934. The complaints seek unspecified damages. The Company expects these complaints to be consolidated, and expects to file a demurrer 30 days after consolidation.

        Certain of the Company's current and former officers and directors are also named as defendants in a derivative lawsuit, which was filed on November 12, 1998, in the Superior Court of Santa Clara County. The derivative complaint was based on factual allegations substantially similar to those alleged in the class action lawsuits.

        Certain provisions of the Company's Certificate of Incorporation and indemnification agreements between the Company and its officers require the Company to advance to such officers ongoing legal expenses of defending the above lawsuits and may require the Company to indemnify them against judgments rendered on certain claims. The Company expects to incur significant legal expenses on its behalf and on behalf of such officers in connection with this litigation. In addition, defending this litigation has resulted, and will likely continue to result, in the diversion of management's attention from the day to day operations of the Company's business. There can be no assurance that this stockholder litigation will be resolved in the Company's favor. An adverse result, settlement or prolonged litigation would have a material adverse effect on the Company's business, financial condition or results of operation.

        On October 16, 1998, plaintiffs agreed to voluntarily dismiss Kassover, et al. v. Aspec Technology, Inc., et al, No. C 98-2604VRW, which was filed on June 30, 1998 in the United States District Court for the Northern District of California against Aspec and certain of its officers and directors. The Complaint alleges that defendants violated Sections 11, 12, and 15 of the Securities Exchange Act of 1934 by failing to disclose certain facts about Aspec's financial condition between April 28, 1998 and June 30, 1998. On October 20, 1998, the Court dismissed the purported class action without prejudice.

        On September 4, 1998, the Company received an informal request for information from the NASDAQ Listing Investigations Staff. NASDAQ requested information concerning the Company's financial accounting and internal controls. The Company has provided information in response to the informal inquiry.

Item 6.          Exhibits and Reports on Form 8-K

    (a)     Exhibits

      27.1        Financial Data Schedule

    (b)     Reports on Form 8-K

The Company filed the following reports on Form 8-K during the fiscal quarter ended May 31, 1998:

1. Form 8-K filed June 29, 1998 related to the Company's acquisition of SIS Microelectronics.

2. Form 8-K filed August 10, 1998 related to the resignation of Deloitte & Touche LLP as the Company's independent accountants.

3. Form 8-K filed September 2, 1998 related to the retention of PricewaterhouseCoopers LLP as the Company's new independent accountants.

4. Form 8-K filed October 14, 1998 related to a press release announcing that Deloitte & Touche LLP had withdrawn its audit report.

5. Form 8-K filed October 14, 1998 related to the expected restatement of the Company's financial results.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ASPEC TECHNOLOGY, INC.

Date:    December 17, 1998              By: /s/    CONRAD DELL'OCA
                                            ------------------------------------
                                            Conrad Dell'Oca
                                            President and Acting
                                            Principal Accounting Officer

                                INDEX TO EXHIBITS

  EXHIBITS

    27.1          Financial Data Schedule