Form 10-K
period 1998-11-30
ASPEC TECHNOLOGY INC
filed 1999-02-16
CIK 1031911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-22565

                             ASPEC TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0298386
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)
     830 E. ARQUES AVENUE, SUNNYVALE, CA                           94086
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 774-2199

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   COMMON STOCK PAR VALUE $0.001 PER SHARE                 NASDAQ NATIONAL MARKET

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on November 30, 1998, as reported by the Nasdaq National Market, was approximately $35.5 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the registrant's Common Stock on November 30, 1998 was 28,399,070.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   PART I

Item 1.    Business....................................................    3
Item 2.    Properties..................................................    9
Item 3.    Legal Proceedings...........................................    9
Item 4.    Submission of Matters to a Vote of Security Holders.........   10

                                  PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................   11
Item 6.    Selected Consolidated Financial Data........................   12
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   13
Item 8.    Financial Statements and Supplementary Data.................   24
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   40

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant..........   40
Item 11.   Executive Compensation......................................   40
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   40
Item 13.   Certain Relationships and Related Transactions..............   40

                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   40

SIGNATURES.............................................................   42

     When used in this Report, the words "expects," "anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements, which include statements concerning the timing of new product introductions; the functionality and availability of products under development; demand for or pricing of the Company's products; and the percentage of export sales and sales to key customers; are subject to risks and uncertainties, including those set forth in Item 7 of Part II hereof entitled "Other Factors Affecting Future Operating Results" and elsewhere in this Report, that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Aspec is a leading provider of merchant semiconductor intellectual property ("SIP") solutions for high-performance, complex integrated circuit ("IC") designs, including system-on-a-chip ICs. Aspec's SIP consists of cell libraries, design tools, design methodologies and related engineering services which, when used in conjunction with electronic design automation ("EDA") tools, simplify the process of designing complex ICs. The Company believes that its SIP provides designers with quick access to cell libraries at a lower cost than internally developed solutions. Aspec's SIP includes its AdverPro design verification tool which manages the IC design process, enabling EDA tools to exchange data while providing an accurate timing function and helping to ensure compliance with proper design procedures. Aspec's QuickPort design tool enables an IC designer to more rapidly and economically port a design from one foundry to another to secure alternate sourcing and to enable design reuse for next-generation process technologies. Aspec's SIP currently supports a range of advanced, deep submicron process technologies at leading semiconductor foundries, including Chartered Semiconductor, Hyundai Electronics, IBM, LG Semicon, Samsung Electronics, Sanyo Electric, Taiwan Semiconductor Manufacturing Corp. and United Microelectronics Corporation.

PRODUCTS AND SERVICES

     Aspec offers a suite of products on a per design basis, a per site basis or an enterprise basis to its customers. Typically a customer licenses a bundle of products which is accompanied by documentation and training. These products are also licensed separately. Aspec's products include SIP libraries which consist of logic functions based on gate array/embedded array or standard cell architectures, I/Os and memories. The Company also offers SIP design tools to ensure that various commercially available EDA tools work together to accurately produce the IC design in silicon and to enable the portability of designs. The Company's SIP design tools include memory compilers which allow customers to automatically generate memory libraries. The Company also offers various design and consulting services to its licensees on a per project basis. The Company's products, which run on UNIX workstations and Windows NT-based PCs, currently support over 25 industry standard EDA tools, including those produced by Avant!, Cadence Design Systems, Mentor Graphics and Synopsys (including Viewlogic). Aspec's SIP supports many of the world's leading merchant semiconductor foundries, including Chartered Semiconductor, Hyundai Electronics, IBM, LG Semicon, Samsung Electronics, Sanyo Electric, Taiwan Semiconductor Manufacturing Corp. and United Microelectronics Corporation. Aspec's SIP products are generally licensed on a per process technology basis and are available to support submicron processes from 0.8u to 0.25u, depending on the foundry.

     A description of the Company's principal products and services is provided below:

SIP LIBRARIES

     HDA Libraries. High Density Array ("HDA") is Aspec's proprietary, patented gate array/embedded array architecture for silicon processes from 0.8u to 0.25u and smaller. In addition, various HDA circuit design features enable designers to complete the layout of the design faster than other gate array architectures. With an HDA license, the customer obtains access to silicon process optimized libraries for commonly used logic functions, such as Boolean logic.

     HDC Libraries. High Density Cell ("HDC") is Aspec's proprietary standard cell architecture for silicon processes from 0.6u to 0.5u. Compared to other proprietary or commercially available standard cell libraries, Aspec's HDC requires less interconnection (routing) overhead. With an HDC license, the customer obtains access to silicon process optimized libraries for commonly used logic functions.

     SSC Libraries. Super Standard Cell ("SSC") is Aspec's proprietary standard cell architecture for deep submicron processes for 0.35u, 0.25u and smaller. When using the same process technology, SSC libraries will usually be 15% smaller than Aspec's HDC libraries. In addition, ICs implemented in SSC libraries will consume less power and yield higher performance, due to library features that are designed to take advantage of silicon processes from 0.35u and smaller. With an SSC license, the customer obtains access to silicon process optimized libraries for commonly used logic functions.

     I/O Circuit Libraries. Aspec offers a set of silicon process optimized circuit libraries for commonly used I/O functions for silicon processes from 0.8u to 0.25u. These I/O libraries enable Aspec customers to provide interconnection to other ICs in the system. As these interconnections have become more application specific, Aspec has developed specialized I/O libraries for these interfaces.

     Memory Libraries. Aspec provides a range of static random access memory ("SRAM") libraries and read only memory ("ROM") libraries for process technologies that range from 0.8u to 0.25u. These products include high density, high speed and low power memories available in a variety of configurations to meet the customer's specifications.

SIP DESIGN TOOLS

     AdverPro. Aspec's AdverPro design tool is designed to manage the design process, provide an accurate timing function across EDA tools and help ensure compliance with proper design procedures.

     QuickPort. Aspec's QuickPort design tool is designed to enable an IC company to port economically and timely a design developed in Aspec's SIP from one silicon process to another. QuickPort also enables the transfer of circuit designs from one IC to another by providing for the reuse of designs developed in Aspec's SIP.

     Memory Compilers. Aspec offers various memory compilers for each of its process specific libraries which allow customers to automate the process of creating a variety of SRAM and ROM memory blocks. These memory compilers enable customers to create memories that are optimized for each silicon process.

SIP SERVICES

     Complex IC Design Services. Aspec maintains a design center to test the functionality of its design tools and to assist customers that lack experience in completing full-circuit designs. With its acquisition of SIS
Microelectronics, Aspec is expanding its capability to offer collaborative engineering services.

EDA DESIGN KITS

     In the IC development process, the designer uses many EDA tools. Each of these EDA tools requires that the HDA/HDC/SSC libraries, I/O libraries and memory blocks be described in a way that is understood by the EDA tools. Collectively, these different representations are called EDA Design Kits. Aspec's EDA Design Kits support leading EDA tools. EDA Design Kits are typically licensed with cell and I/O libraries.

CUSTOMERS

     Aspec's principal customers include ASIC and foundry companies, EDA companies, electronic system companies and IC companies. The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue. In fiscal 1996, Yamaha accounted for 10% of the Company's revenue, and the Company's six largest customers accounted for 47% of the Company's revenue. In fiscal 1997, Tritech accounted for 10% of the Company's revenue, and the Company's seven largest customers accounted for 48% of the Company's revenue. In fiscal 1998, Asahi Glass accounted for 13% of the Company's revenue and five of the Company's largest customers accounted for 43% of the Company's revenue. The Company anticipates that the majority of its revenue will be derived from a relatively small number of customers through at least fiscal 1999 and that sales to customers in Asia will continue to account for a significant portion of the Company's revenue. None of the Company's customers has a written agreement with the Company that obligates it to license additional products or to renew its maintenance agreement, and there can be no assurance that any customer will purchase additional software licenses or renew its maintenance agreement. The loss of one or more of the Company's major customers, or reduced orders by one or more of such customers, could materially adversely affect the Company's business, operating results and financial condition. See "Other Factors Affecting Future Operating Results -- Customer Concentration; Dependence on Customers in Asia."

SALES, MARKETING AND CUSTOMER SUPPORT

     The Company's current and potential customers are principally located in North America, Japan, Korea, and Taiwan. The Company markets its products primarily through its direct sales force. The Company employs highly skilled engineers and technical sales persons capable of serving the sophisticated needs of its customers. In addition to its direct sales and marketing efforts, the Company participates in industry trade shows and seminars to promote the adoption of its products. In parts of Asia and Europe, the Company markets its products primarily through a limited number of independent distributors that license and service the Company's products in these markets. The Company also supports these distributors with technical, sales and management personnel.

     A significant portion of the Company's revenue is derived from customers outside the United States, and the Company anticipates that international revenue will continue to account for a significant portion of its total revenue. Revenue from customers outside the United States, substantially all of whom are located in Asia, accounted for 54%, 53% and 65% of revenue in fiscal 1996, 1997 and 1998, respectively. Although the Company does not believe that it experienced any material adverse impact in revenue as a result of the financial dislocations that occurred in certain Asian countries during 1997 and 1998, it has experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At November 30, 1998, approximately 73% of the Company's accounts receivable (including unbilled receivables) were from Asian-based customers. Although the Company currently believes, based in part on continuing discussions with these customers, that its existing accounting reserves are adequate given the estimated exposure related to all of its accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on the Company's ability to collect its accounts receivable or on its business, operating results and financial condition.

     The Company's international business involves a number of risks, including the impact of possible recessionary environments in foreign economies, political and economic instability, exchange rate fluctuations, longer receivables collection periods and greater difficulty in accounts receivable collection from distributors and customers, difficulty in managing distributors or sales representatives, unexpected changes in regulatory requirements, reduced or limited protection for intellectual property rights, export license requirements, tariffs and other trade barriers and potentially adverse tax consequences. Although the Company prices its products and services in United States dollars, currency exchange fluctuations could have a material adverse effect on the Company's business to the extent that the Company's pricing is not competitive with products priced in local currencies. The Company does not currently hedge against foreign currency fluctuations. See "Other Factors Affecting Future Operating Results -- Risks Associated With International Operations." The Company licenses its SIP products to customers under nonexclusive agreements that do not transfer title and that restrict use of the products to specified purposes. The Company offers customers the option of licensing its products enterprise-wide or for use at a particular site or on designated computers at specific sites. License fees are dependent on the type of license, product mix and number of copies of each product subject to the license.

     The Company provides customers with technical support as well as training and consulting services. The Company believes that a high level of customer service and support is important to the adoption and successful utilization of its products. The Company's customers typically pay an additional fee for maintenance agreements that entitle them to technical support and periodic product upgrades. The Company also offers additional training and consulting services on a fee basis. To address technical issues, the Company has established a technical support group comprised of field and headquarters applications engineers who understand the design methodologies of the Company's customers. Through its technical support group, the Company provides customers with software updates, documentation updates and assistance with problem identification and resolution.

RESEARCH AND DEVELOPMENT

     The Company believes that its future competitive position will depend in large part on its ability to quickly and cost effectively develop new products, maintain and enhance its current product line, maintain technological competitiveness and meet an expanding range of customer requirements. During fiscal 1996, 1997 and 1998, research and development expenses were $0.9 million, $1.2 million and $2.6 million, respectively. In addition to research and development expenses, engineering efforts devoted to developing products for which revenue is recognized on a percentage of completion basis are recognized as cost of revenue. As a result of its engineering efforts, the Company has developed a substantial base of technology, which the Company is able to reuse in other product offerings. The Company expects to continue to devote significant resources to its various engineering efforts. To date, all SIP product development costs have been expensed as incurred. The Company's research and development efforts are focused on continued development of proprietary cell architecture, enhancements to existing software design tools and support of additional design flows.

     The Company's customers operate in the semiconductor industry, which is subject to rapid technological change, frequent introductions of new products, short product life cycles, changes in customer demands and requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the Company's future success will depend on its ability to continue to enhance its existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements and that keep pace with product introductions by EDA tool companies, emerging process technologies and other technological developments in the semiconductor industry. Any failure by the Company to anticipate or respond adequately to changes in technology or customer requirements, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be successful in its product development efforts, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of new or enhanced products or that such new or enhanced products will achieve market acceptance. The Company has in the past experienced delays in the release dates of certain of its products. If release dates of any new significant products or product enhancements are delayed, the Company's business, operating results and financial condition would be materially adversely affected. The Company could also be exposed to litigation or claims from its customers in the event it does not satisfy its delivery commitments. There can be no assurance that any such claim will not have a material adverse effect on the Company's business, operating results and financial condition. See "Other Factors Affecting Future Operating Results -- Dependence Upon Continuous Product Development; Risk of Product Delays."

COMPETITION

     The Company's current competitors include Artisan Components, Inc., Compass Design Automation (a division of Avant!), Mentor Graphics, Cadence, Nurologic, Silicon Architects (a division of Synopsys), and Duet Technology, Inc. The Company also experiences significant indirect competition from the engineering departments of potential customers that maintain and develop internally developed SIP. Certain of the Company's other potential customers rely on proprietary SIP developed and maintained by ASIC vendors. In addition, certain semiconductor foundries currently offer or may in the future offer one or more elements of a SIP solution. The Company's potential competitors also include a number of large vertically integrated semiconductor companies and numerous EDA software companies that may develop SIP products that compete with those of the Company. The Company also experiences competition from numerous small design engineering firms and from large public companies that also offer such services. Increased competition could eventually result in price reductions or reduced operating margins which could materially adversely affect the Company's business, operating results and financial condition. Many of the Company's potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not materially adversely affect the Company's business, operating results and financial condition. The Company believes the principal elements of competition in its market are the range of EDA tools and process technologies supported, technological leadership, product functionality, the level of technical support provided, software reliability and price. The Company believes that it competes favorably with respect to each of these factors.

PROPRIETARY RIGHTS

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

     As of November 30, 1998, the Company held six U.S. patents which expire from 2013 to 2015 and had two U.S. patent applications pending. The Company also has twelve patent applications pending in various foreign jurisdictions. The Company expects to continue to file patent applications where appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on its patents. The Company has registered the trademarks Aspec Technology, ABOND, HDEA, I/O GEN, and Mastergen and has one trademark application pending in the United States. The process of seeking patent and trademark protection can be expensive and time consuming. There can be no assurance that patents or trademarks will issue from pending or future applications or that, if issued, such patents or trademarks will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent or trademark rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights. In addition, the laws of certain countries in which the Company's products are licensed or distributed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Accordingly, effective trademark, copyright and patent protection may be unavailable in certain foreign countries.

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

EMPLOYEES

     As of November 30, 1998, the Company had 162 employees, including 105 in operations, 21 in research and development, 21 in sales and marketing and 15 in finance and administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS

     The executive officers of the Company and their ages as of November 30, 1998 are as follows:

                   NAME                     AGE                         POSITION
                   ----                     ---                         --------
Conrad J. Dell'Oca(1).....................  57    Chairman of the Board
R. Michael O'Malley.......................  52    Chief Financial Officer and Acting Chief Operating
                                                  Officer
Douglas E. Klint(1).......................  48    Acting President and Acting Chief Executive Officer,
                                                  Vice President, Legal Counsel
Jai P. Shin...............................  57    Executive Vice President and Director
Yen C. Chang..............................  47    Senior Vice President, Engineering
Walter G. Kortschak(2)(3).................  39    Director
Jeffrey D. Saper(3).......................  50    Director and Secretary

---------------
(1) Member of the Option Committee

(2) Member of the Compensation Committee

(3) Member of the Audit Committee

BACKGROUND OF EXECUTIVE OFFICERS

     Conrad Dell'Oca has served as Chairman of the Board since February 1997. He also served as Chief Executive Officer and President from February 1992 to January 1999. From May 1981 to 1991, Mr. Dell'Oca was Vice President, Research and Development of LSI Logic Corporation ("LSI Logic"), a semiconductor manufacturer. Mr. Dell'Oca received a B.A.Sc. and M.A.Sc. in Engineering Physics and a Ph.D. in Electrical Engineering from the University of British Columbia.

     R. Michael O'Malley has served as Acting Chief Operating Officer and Chief Financial Officer of the Company since January 1999. Mr. O'Malley was a consultant to the Company from November 1998 to January 1999. From December 1993 to May 1998, Mr. O'Malley served as Vice President, Finance at TelCom Semiconductor, Inc., a semiconductor manufacturing firm. Mr. O'Malley also served as Chief Operating Officer at TelCom from November 1996 to May 1998. From May 1991 to January 1993, Mr. O'Malley served as Executive Vice President and Chief Financial Officer of Concurrent Logic, Inc., a semiconductor manufacturer. From June 1988 to August 1989, Mr. O'Malley served as Vice President, Finance for New DEST Corporation, a manufacturer of hardware and software for the personal computer marketplace. Mr. O'Malley received a B.S. degree in Business Administration from the University of Virginia and an M.B.A. from Stanford University. Mr. O'Malley also serves as a director of VXI Electronics, a private power supply manufacturer.

     Douglas E. Klint has served as Acting President and Acting Chief Executive Officer of the Company since January 1999. Mr. Klint has also served as Vice President, Secretary and General Counsel of the Company since August 1998. From December 1994 to August 1998, Mr. Klint served as Vice President, Secretary and General Counsel of Gate Field Corporation, which developed and sold field programmable gate arrays. From December 1984 to December 1994, Mr. Klint served as Vice President, Secretary and General Counsel of Zycad Corporation which developed and sold EDA hardware and software. Mr. Klint received a B.A. degree in Economics and Business Administration from Gustavus Adolphus College in Minnesota and a J.D. degree from the William Mitchell College of Law.

     Jai P. Shin has served as Executive Vice President of the Company since November 1996 and as a director of the Company since January 1992. From January 1992 to November 1996, Mr. Shin served as Vice President, Business Development and Chief Financial Officer of the Company. From January 1986 to December 1989, Mr. Shin served as President of LSI Logic, Korea. Mr. Shin received his B.A. and M.A. degree in Economics from San Jose State University.

     Yen C. Chang has served as Senior Vice President, Engineering of the Company since March 1998. From September 1997 to March 1998, he served as Vice President, Engineering of the Company. Mr. Chang served as the Company's Vice President, Engineering Asia from January 1997 to September 1997. From September 1995 to December 1996, Mr. Chang served as Vice President, Engineering of the Company. From January 1992 to September 1997, Mr. Chang served as Director, Engineering of the Company. From June 1982 to January 1992, Mr. Chang served as Department Head, Megafunction Development for LSI Logic. Mr. Chang received B.S. and M.S. degrees in Electrical Engineering from Oregon State University.

     Walter G. Kortschak has been a director of the Company since May 1996. Mr. Kortschak is a General Partner of Summit Partners, L.P., where he has been employed since June 1989. Summit Partners and its affiliates manage a number of venture capital funds, including Summit Ventures IV, L.P. and Summit Investors III, L.P., which are principal stockholders of the Company. Mr. Kortschak also serves as a director of Diamond Multimedia Systems, Inc., HMT Technology Corporation, Simulation Sciences, Inc., and SteriGenics International, Inc.

     Jeffrey D. Saper has been Secretary and a director of the Company since May 1996. Mr. Saper has been a member of Wilson Sonsini Goodrich & Rosati, P.C., legal counsel to the Company, since 1980. Mr. Saper is also a director of Diamond Multimedia Systems, Inc. and Proxim, Inc.

     Officers serve at the discretion of the Board and are appointed annually. There are no family relationships between the directors or officers of the Company.

ITEM 2. PROPERTIES

     The Company occupies approximately 29,000 square feet of office space in Sunnyvale, California, pursuant to a lease which expires in November 2001. As a result of its acquisition of SIS Microelectronics, the Company also occupies approximately 9,600 square feet of office space in Longmont, Colorado under a lease which expires in February 2002. The Company also maintains sales offices in Phoenix, Arizona, Boca Raton, Florida, Boston, Massachusetts, San Diego, California and Tokyo, Japan. The Company believes that its existing facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

SUPERIOR COURT FOR THE STATE OF CALIFORNIA

     On July 1, 1998, a class action lawsuit, Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037 ("the Jonas Complaint"), was filed in the Superior Court for the State of California, County of Santa Clara. The Jonas Complaint alleged that Aspec and certain of its officers, directors, and the underwriters of the Company's initial public offering, violated California Corporations Code Sections 25400 and 25500, and California Business and Professions Code Sections 17200 and 17500 by making false and misleading statements about Aspec's financial condition. The action was purportedly brought on behalf of all persons who purchased Aspec stock during the period from April 28, 1998 and June 25, 1998.

     On July 2, 1998, July 27, 1998, and August 17, 1998, three additional complaints were filed in state court against Aspec and certain of its officers, directors, entitled respectively, William Neuman, et al. v. Aspec Technology, Inc., et al., No. CV-775089 ("the Neuman Complaint"), Martin L. Klotz, on behalf of the Martin Klotz Defined Benefit Profit Sharing Plan, et al. v. Aspec Technology, Inc., et al., No. CV-775591 ("the Klotz Complaint"), Glen O. Ressler and Thelma M. Ressler, et al. v. Aspec Technology, Inc., et al., No. CV-776065 ("the Ressler Complaint"). In addition to alleging the same violations of the Corporations

Code as the other three complaints, the Klotz complaint also alleged violations of Sections 11, 12, and 15 of the Securities Exchange Act of 1933, and a class period of April 28, 1998 through June 30, 1998. The complaints sought unspecified damages.

     On January 29, 1999, the plaintiffs consolidated the pending class action cases and filed a Consolidated Amended Complaint, styled Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037. The Consolidated Amended Complaint, purportedly brought on behalf of all persons who purchased Aspec's stock between April 27, 1998 and June 30, 1998, alleges that Aspec and certain of its officers and directors, as well as its underwriters, violated Sections 25400 and 25500 of the California Corporations Code, as well as Sections 11 and 15 (except as to the underwriters) of the Securities Act of 1933. The parties have agreed that the defendants will have forty-five days to respond to the Consolidated Amended Complaint.

     Certain of the Company's current and former officers, directors and shareholder entities were also named as defendants in a derivative lawsuit, Linda Willinger, IRA, et al. v. Conrad Dell'Oca et al., No. CV-778007, which was filed on November 12, 1998, in the Superior Court of Santa Clara County. The derivative complaint is based on factual allegations substantially similar to those alleged in the class action lawsuits.

UNITED STATES DISTRICT COURT

     On October 16, 1998, plaintiffs agreed to voluntarily dismiss Kassover, et al. v. Aspec Technology, Inc., et al, No. C 98-2604VRW, which was filed on June 30, 1998 in the United States District Court for the Northern District of California against Aspec and certain of its officers and directors. The Complaint alleged that defendants violated Sections 11, 12, and 15 of the Securities Exchange Act of 1934 by failing to disclose certain facts about Aspec's financial condition between April 28, 1998 and June 30, 1998. On October 20, 1998, the Court dismissed the purported class action without prejudice.

NASDAQ INQUIRY

     On September 4, 1998, the Company received an informal request for information from the NASDAQ Listing Investigations Staff. NASDAQ requested information concerning the Company's financial accounting and internal controls. The Company has provided information in response to the informal inquiry. NASD held a de-listing inquiry on December 17, 1998 at which the Company appeared through counsel and provided information. The Company is awaiting the NASD's response.

SEC INQUIRY

     In January 1999, the Company received an informal inquiry from the Enforcement Division of the Securities and Exchange Commission ("SEC"). The Company has provided information in response to the SEC's inquiry.

INDEMNIFICATION OBLIGATIONS; PARTIAL IMPACT OF LITIGATION

     Certain provisions of the Company's Certificate of Incorporation and indemnification agreements between the Company and its officers require the Company to advance to such officers ongoing legal expenses of defending the above lawsuits and may require the Company to indemnify them against judgments rendered on certain claims. The Company expects to incur significant legal expenses on its behalf and on behalf of such officers in connection with this litigation. In addition, defending this litigation has resulted, and will likely continue to result, in the diversion of management's attention from the day to day operations of the Company's business. There can be no assurance that this stockholder litigation will be resolved in the Company's favor. An adverse result, settlement or prolonged litigation would have a material adverse effect on the Company's business, financial condition or results of operation. The Company is currently unable to estimate the range of potential loss associated with these legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of securities holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET FOR COMMON STOCK

     The Company's Common Stock has been quoted on the Nasdaq National Market since the Company's initial public offering in April 1998. Prior to such date, there was no public market for the Common Stock. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share for the Common Stock as reported on the Nasdaq National Market. These prices are over-the-counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company's Common Stock is currently quoted under the symbol "ASPCE."

            FISCAL YEAR ENDING NOVEMBER 30, 1998               HIGH        LOW
            ------------------------------------              -------    -------
Fourth quarter (from September 1, 1998 to November 30,
  1998).....................................................  $  4.25    $  1.50
Third quarter (from June 1, 1998 to August 31, 1998)........   11.625      2.125
Second quarter (from April 28, 1998 to May 31, 1998)........    15.50      12.25

HOLDERS OF RECORD

     As of November 30, 1998, there were approximately 850 beneficial holders of the Company's Common Stock.

DIVIDENDS

     The Company has never declared or paid cash dividends. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future. See Note 10 of Notes to Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

     On April 13, 1998, in connection with the the Company's acquisition of SIS Microelectronics, Inc., the Company issued an aggregate of 400,000 shares of its Common Stock to the SIS Microelectronics, Inc. shareholders. The shares were issued pursuant to Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                          FISCAL YEAR ENDED NOVEMBER 30,
                                                --------------------------------------------------
                                                 1994      1995       1996       1997       1998
                                                -------   -------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
  Revenue.....................................  $ 4,659   $ 6,640   $ 14,999   $ 20,278   $ 23,090
  Cost of revenue.............................    1,553     2,307      4,702      8,763     16,688
                                                -------   -------   --------   --------   --------
  Gross profit................................    3,106     4,333     10,297     11,515      6,402
                                                -------   -------   --------   --------   --------
  Operating expenses:
     Research and development.................      289       445        921      1,190      2,640
     Sales and marketing......................      624     1,387      3,526      6,537      5,952
     General and administrative...............      827     1,093      1,994      2,363      4,576
     Write-off of purchased technology........       --        --         --         --        700
     Amortization -- Goodwill.................       --        --         --         --        418
                                                -------   -------   --------   --------   --------
          Total operating expenses............    1,740     2,925      6,441     10,090     14,286
                                                -------   -------   --------   --------   --------
  Income (loss) from operations...............    1,366     1,408      3,856      1,425     (7,884)
  Interest income, net........................       17        56        310        173      1,614
                                                -------   -------   --------   --------   --------
  Income (loss) before income taxes...........    1,383     1,464      4,166      1,598     (6,270)
  Provision for income taxes..................      553       585      1,708        639        264
                                                -------   -------   --------   --------   --------
  Net income (loss)...........................      830       879      2,458        959     (6,534)
  Accretion of redeemable preferred stock.....       --        --        392        823      4,328
                                                -------   -------   --------   --------   --------
  Income (loss) attributable to common
     stockholders.............................  $   830   $   879   $  2,066   $    136   $(10,862)
                                                =======   =======   ========   ========   ========
  Diluted earnings (loss) per share(1)........  $  0.04   $  0.04   $   0.09   $   0.01   $  (0.43)
                                                =======   =======   ========   ========   ========
  Diluted average shares outstanding..........   19,407    20,172     22,397     22,585     25,258

                                                          FISCAL YEAR ENDED NOVEMBER 30,
                                                --------------------------------------------------
                                                 1994      1995       1996       1997       1998
                                                -------   -------   --------   --------   --------
                                                                  (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital.............................  $   420   $   944   $  3,544   $  3,077   $ 43,068
  Total assets................................    2,353     5,046     15,866     14,905     70,463
  Redeemable Preferred Stock..................       --        --     13,345     14,168         --
  Redeemable Common Stock.....................       --        --      7,116      7,116         --
  Total stockholders' equity (deficiency).....      904     1,798    (14,223)   (13,859)    58,775

---------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing earnings per share.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     As a result of the restatement of the Company's financial statements for the first and second quarters of fiscal 1998 and the fiscal years 1996 and 1997, certain information contained in this item has been changed from that which was reported previously in the Company's Registration Statement on Form S-1 (see
Note 16 of Notes to Condensed Consolidated Financial Statements). Readers should carefully review the "Revenues" and "Other Factors Affecting Future Operating Results" sections included herein to reflect current events.

COMPANY OVERVIEW

     Aspec was founded in December 1991 to develop, market and support SIP to enable customers to develop complex ICs. Through fiscal 1992, the Company was principally engaged in the development of its first products and the establishment of customer relationships. The Company recognized its initial revenue in fiscal 1993 as SIP products were completed for customers designing gate array-based ASICs. In fiscal 1993, 1994 and 1995, a substantial portion of the Company's revenue was derived from the license of SIP products to vertically integrated semiconductor manufacturers that were seeking to enter the merchant ASIC market. During these years, the Company also expanded its development efforts. By fiscal 1996, the Company had enhanced its SIP products for gate array-based ICs and had developed SIP products for standard cell-based ICs supporting a number of foundry processes. These developments allowed the Company to expand its customer base to include other integrated semiconductor companies, fabless semiconductor companies, electronics systems manufacturers and distributors that sell to such entities.

     Revenue consists primarily of license fees for the Company's SIP products. A license is required for each foundry used by the customer as well as for each process technology employed. The Company also realizes revenue from service and maintenance fees. Typically a customer licenses a bundle of products which is accompanied by documentation and training. The license of the Company's products typically involves a lengthy sales cycle of up to 12 months because the license generally involves a significant commitment of capital by the customer and because Aspec's SIP is either replacing a customer's proprietary SIP or introducing entirely new SIP. These SIP products are licensed to customers on a per design basis, a per site basis or an enterprise basis. Late in the third quarter of fiscal 1998, one of the Company's major competitors announced an agreement with a major foundry whereby the foundry acquired cell libraries for a minimal up-front fee coupled with a future royalty. This change in industry pricing practice has had and is expected to continue to have a material adverse effect on the Company's revenue and operating results.

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

     A significant portion of the Company's revenue is derived from customers outside the United States, and the Company anticipates that international revenue will continue to account for a significant portion of its total revenue. Revenue from customers outside the United States, substantially all of whom are located in Asia, accounted for 54%, 53% and 65% of revenue in fiscal 1996, 1997 and 1998, respectively. Although the Company does not believe that it experienced any material adverse impact in revenue as a result of the financial dislocations that occurred in certain Asian countries during 1997 and 1998, it has experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At November 30, 1998, approximately 73% of the Company's accounts receivable (including unbilled receivables) were from Asian-based customers. Although the Company currently believes, based in part on continuing discussions with these customers, that its existing accounting reserves are adequate given the estimated exposure related to all of its accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on the Company's ability to collect its accounts receivable or on its business, operating results and financial condition.

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

     In May and June 1996, the Company issued an aggregate of 130,378 shares of its Series A Redeemable Preferred Stock. The aggregate liquidation and redemption value of the Series A Redeemable Preferred Stock was approximately $18.5 million at May 6, 1998. In connection with the redemption of all outstanding shares of such Series A Redeemable Preferred Stock from the proceeds of the Company's initial public offering in May 1998, as required by the terms of such shares, the difference between the book value and the redemption value of approximately $4.1 million was recorded as accretion for Preferred Stock when determining income attributable to common stockholders and earnings per share. This $4.1 million of accretion was recorded in the second quarter of fiscal 1998 when the offering was completed. See Note 10 of Notes to Condensed Consolidated Financial Statements.

     As part of the Company's strategy to expand its engineering design services capability, in March 1998, the Company entered into an agreement to acquire SIS Microelectronics in exchange for the issuance of an aggregate of 400,000 shares of Common Stock. SIS Microelectronics is an engineering design services company located in Longmont, Colorado, had 17 employees and had recorded revenues of approximately $1.7 million for its fiscal year ended December 31, 1997. The acquisition was completed in April 1998, was accounted for using the purchase method and resulted in a charge to in-process research and development of $0.7 million in the Company's fiscal quarter ended May 31, 1998. The Company recorded $3.3 million of goodwill as part of this acquisition which will be amortized evenly over a five-year period.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data as a percentage of revenue:

                                                              YEAR ENDED NOVEMBER 30,
                                                              ------------------------
                                                              1998      1997      1996
                                                              ----      ----      ----
Revenue.....................................................  100%      100%      100%
Cost of revenue.............................................   72        43        31
                                                              ---       ---       ---
Gross profit................................................   28        57        69
Operating expenses:
  Research and development..................................   11         6         6
  Sales and marketing.......................................   26        32        24
  General and administrative................................   20        12        13
  Write-off of purchased technology.........................    3        --        --
  Amortization of goodwill..................................    2        --        --
                                                              ---       ---       ---
          Total operating expenses..........................   62        50        43
                                                              ---       ---       ---
Income (loss) from operations...............................  (34)        7        26
Interest income, net........................................    7         1         2
                                                              ---       ---       ---
Income (loss) before income taxes...........................  (27)        8        28
Provision for income taxes..................................    1         3        11
                                                              ---       ---       ---
Net income (loss)...........................................  (28)        5        17
Accretion of redeemable preferred stock.....................   19         4         3
                                                              ---       ---       ---
Income (loss) attributable to common stockholders...........  (47%)       1%       14%
                                                              ===       ===       ===

YEARS ENDED NOVEMBER 30, 1997 AND 1998

     Revenues. Revenue increased by 14% from $20.3 million in fiscal 1997 to $23.1 million in fiscal 1998. The growth in revenue in fiscal 1998 compared with fiscal 1997 was primarily attributable to the Company's termination of a relationship with a foreign distributor which resulted in $2.9 million of revenues being recognized in the third quarter of fiscal 1998; such revenue is not expected to recur. In addition, the shift in industry pricing practice by a major competitor from up-front license fees to a royalty based model that began in the second half of fiscal 1998 will have a material adverse impact on the Company's revenue in future quarters.

     International revenue accounted for 65% of revenue in fiscal 1998 compared to 53% of revenue in fiscal 1997.

     Cost of revenue. Cost of revenue primarily represents the costs of personnel and other operating expenses incurred in the development and production of SIP products to customer specifications. Cost of revenue increased by 90% from $8.8 million in fiscal 1997 to $16.7 million in fiscal 1998. Cost of revenue as a percentage of revenue was 43% and 72% in fiscal 1997 and fiscal 1998, respectively. The absolute dollar increases in cost of revenue and the increases in cost of revenue as a percentage of revenue in fiscal 1998, compared with fiscal 1997, were due to (i) hiring of additional engineering personnel and related expenses associated with customer funded development programs, (ii) start-up costs associated with the Company's chip design service group, (iii) costs of the additional personnel who joined the Company as a result of the acquisition of SIS Microelectronics and (iv) costs of using outside programmers, and (v) costs of rework under maintenance resulting from process technology changes implemented by semiconductor foundries for which the Company had developed process-related performance data which required recalculation and/or recharacterization, such rework was provided as part of customer maintenance contracts. Due primarily to these five factors, the Company's gross margin percentage was adversely effected in fiscal 1998. The Company expects cost of revenue as a percentage of revenue to fluctuate in future periods depending on the mix between development program revenues and revenues from previously developed products.

     Research and development. Research and development expenses represent the cost of engineering personnel and other operating expenses incurred in the development and enhancement of the Company's core technology and products not requiring significant adaptation. Research and development expenses increased by 122% from $1.2 million in fiscal 1997 to $2.6 million in fiscal 1998. Research and development expense as a percentage of revenue was 6% and 11% in fiscal 1997 and fiscal 1998, respectively. The absolute dollar increases in research and development expenses and the increases in research and development costs as a percentage of revenue in fiscal 1998, compared with fiscal 1997, were due to increases in engineering personnel, including additional SIS Microelectronics personnel, and related expenses. The Company does not expect research and development expense to increase in absolute dollars in fiscal 1999

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and sales representatives, promotional costs and related operating expenses. Sales and marketing expenses decreased by 9% from $6.5 million in fiscal 1997 to $6.0 million in fiscal 1998. Sales and marketing expense as a percentage of revenue was 32% and 26% in fiscal 1997 and fiscal 1998, respectively. The absolute dollar decreases in sales and marketing expenses in fiscal 1998, compared with fiscal 1997, were due to (i) higher Asian representative sales commissions in fiscal 1997 that did not recur in fiscal 1998, (ii) reduced personnel costs as certain field application engineers were transferred into engineering, and (iii) decreased advertising and sales promotions. The Company does not expect sales and marketing expense to increase in absolute dollars in fiscal 1999.

     General and administrative. General and administrative expenses increased by 94% from $2.4 million in fiscal 1997 to $4.6 million in fiscal 1998. General and administrative expenses as a percentage of revenue was 12% and 20% in fiscal 1997 and fiscal 1998, respectively. The absolute dollar increases in general and administrative expenses and the increases in general and administrative expenses as a percentage of revenue in fiscal 1998, compared with fiscal 1997, were due to (i) addition of new management and administrative personnel and increased administrative costs, and (ii) a $1.0 million increase in the Company's bad debt reserve. The Company does not expect general and administrative expense to increase in absolute dollars in fiscal 1999.

     The $0.7 million written off to purchased technology in fiscal 1998 related to the acquisition of SIS Microelectronics (see Note 5 to the Condensed Consolidated Financial Statements). The Company recorded $3.3 million of goodwill as part of this acquisition which will be amortized evenly over a five-year period.

     Interest income, net. Net interest income increased by 833% from $0.2 million in fiscal 1997 to $1.6 million in fiscal 1998. Net interest income as a percentage of revenue was 1% and 7% in fiscal 1997 and 1998, respectively. The absolute dollar increases in interest income in fiscal 1998, compared with fiscal 1997, were due to interest income earned on the proceeds from the Company's initial public offering which was completed in May 1998.

     Provision for income taxes. The provision for income taxes was $0.6 million and $0.3 million in the fiscal years 1997 and 1998, respectively. Excluding the impact of the one-time non-deductible write-off of purchased technology and the increase in valuation allowance recorded against deferred tax assets, the effective tax rate was 38% for fiscal 1998, compared with 40% in fiscal 1997. The difference between the Company's effective tax rate and the U.S. federal statutory income tax rate is primarily due the tax effect of purchased technology that is non-deductible for tax purposes, the valuation allowance recorded against deferred assets and state taxes net of federal benefit. At November 30, 1998, the Company had a net deferred tax asset of approximately $4.7 million. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets, other than to the extent of taxes available from carryback of current losses, such that a valuation allowance of $2.6 million has been provided against the net deferred tax asset.

YEARS ENDED NOVEMBER 30, 1996 AND 1997

     Revenues. Revenue increased by 35% from $15.0 million in fiscal 1996 to $20.3 million in fiscal 1997. The growth in revenue in fiscal 1997 compared with fiscal 1996 was primarily attributable to the Company's expansion of its sales of standard cell-based products to a broader customer base.

     International revenue accounted for 53% of revenue in fiscal 1997 compared to 54% of revenue in fiscal 1996.

     Cost of revenue. Cost of revenue increased by 86% from $4.7 million in fiscal 1996 to $8.8 million in fiscal 1997. Cost of revenue as a percentage of revenue was 31% and 43% in fiscal 1996 and fiscal 1997, respectively. The absolute dollar increases in cost of revenue and the increases in cost of revenue as a percentage of revenue in fiscal 1997, compared with fiscal 1996, were due to hiring of additional engineering personnel and related expenses associated with customer funded development programs and in anticipation of future revenue growth.

     Research and development. Research and development expenses increased by 29% from $0.9 million in fiscal 1996 to $1.2 million in fiscal 1997. Research and development expense as a percentage of revenue was 6% in both fiscal years 1997 and 1998. The absolute dollar increase in research and development expenses in fiscal 1997, compared with fiscal 1996, were due to increases in engineering personnel and related costs. Because a significant portion of the Company's development programs are customer funded, only the residual unfunded development activities of the Company are reported as research and development expense. In addition to its research and development efforts, the Company has significant engineering efforts devoted to developing products on which revenue is recognized on a percentage of completion basis which are recognized as cost of revenue.

     Sales and marketing. Sales and marketing expenses increased by 85% from $3.5 million in fiscal 1996 to $6.5 million in fiscal 1997. Sales and marketing expense as a percentage of revenue was 24% and 32% in fiscal 1996 and fiscal 1997, respectively. The absolute dollar increases in sales and marketing expenses and the increases in sales and marketing expenses as a percentage of revenue in fiscal 1997, compared with fiscal 1996, were due to the Company establishing a North America direct sales force and relationships with distributors and sales representatives in North America and Asia.

     General and administrative. General and administrative expenses increased by 19% from $2.0 million in fiscal 1996 to $2.4 million in fiscal 1997. General and administrative expenses as a percentage of revenue was 13% and 12% in fiscal 1996 and fiscal 1997, respectively. The absolute dollar increases in general and administrative expenses in fiscal 1997, compared with fiscal 1996, were due to increased personnel and other administrative costs.

     Interest income, net. Net interest income decreased by 56% from $0.3 million in fiscal 1996 to $0.2 million in fiscal 1997. Net interest income as a percentage of revenue was 2% and 1% in fiscal 1996 and 1997, respectively. The absolute dollar decrease in interest income in fiscal 1997, compared with fiscal 1996, was due to the Company using funds to repurchase common stock.

     Provision for income taxes. The provision for income taxes was $1.7 million and $0.6 million in the fiscal years 1996 and 1997, respectively. The effective tax rate remained constant at 40% in both fiscal years 1996 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily from license revenue and the net proceeds of $71.9 million from the initial public offering of Common Stock in May 1998.

     The Company's operating activities provided net cash of $4.6 million in fiscal 1996 and utilized net cash of $0.7 million and $2.1 million in fiscal 1997 and 1998, respectively. Net cash provided in fiscal 1996 for operating activities was mainly due to net income and increases in customer advances. Net cash used in fiscal 1997 for operating activities was mainly due to changes in income tax related assets and liabilities, and net cash used in fiscal 1998 was mainly due to net loss and increases in accounts receivable.

     Net cash used in investing activities was $2.5 million, $3.2 million, and $11.4 million in fiscal 1996, 1997, and 1998, respectively. Investing activities consisted primarily of purchases of software licenses and equipment.

     Net cash provided by financing activities was $1.9 million, $0.1 million, and $53.5 million in fiscal 1996, 1997, and 1998, respectively. In fiscal 1996, financing activities consisted primarily of the sale of common and preferred stock. In fiscal 1998, financing activities consisted primarily of the sale of the Company's Common Stock in its initial public offering.

     At November 30, 1998, the Company had cash and equivalents of $42.5 million. As of November 30, 1998, the Company had a retained deficit of $27.2 million and working capital of $43.1 million. The Company anticipates approximately $2 million for capital expenditures over the next 12 months.

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

OTHER FACTORS AFFECTING FUTURE OPERATING RESULTS

     Restatement of Financial Statements. As previously announced, the Company's restatement of its consolidated financial statements for fiscal years 1996 and 1997 and the first and second quarters of fiscal 1998 reflected reductions in reported earned revenue for those years and resulted in a loss from operations for the first and second quarters of fiscal 1998. The Company also experienced a significant operating loss for the fourth quarter of fiscal 1998. The Company's public announcement of the pending restatement of its financial statements, the delay in reporting its third quarter results for fiscal 1998 while the restatement was being compiled and the related uncertainty regarding the Company's business have adversely affected the Company's financial condition and the price of the Company's common stock. These factors and other matters described herein have had, and will continue to have, a material adverse effect on the Company's business, including its financial condition and results of operations.

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

     Dependence on Emergence of Merchant SIP Market. The market for merchant SIP is new and emerging. The Company's ability to achieve revenue growth and profitability in the future will depend on the continued development of this market and, to a large extent, on the level of demand for complex ICs, including system-on-a-chip designs. There can be no assurance that the merchant SIP market will continue to develop or grow at a rate sufficient to support the Company's business. If this market fails to grow or develops slower than expected, the Company's business, operating results and financial condition would be materially adversely affected. To date, the Company's SIP products have been licensed only by a limited number of customers. Many of the Company's existing and potential customers currently rely on SIP developed internally or offered by other vendors. The Company's future growth will be dependent on the adoption of, and increased reliance on, merchant SIP by both existing and potential customers. Moreover, if the Company's products do not achieve broad market acceptance, the Company's business, operating results and financial condition would be materially adversely affected. In this regard, late in the third quarter of fiscal 1998, one of the Company's major competitors announced an agreement with a major foundry whereby the foundry acquired cell libraries for a minimal up-front fee coupled with a future royalty. This change in industry pricing practice has had and is expected to continue to have a material adverse effect on the Company's revenue and operating results.

     Retention of Key Personnel. The growth of the Company's business and expansion of its customer base has placed, and is expected to continue to place, a significant strain on the Company's management and operations. A number of key members of the Company's management have left the Company to pursue other opportunities. The Company's future success will depend on its ability to identify, attract, hire and retain skilled employees and to hire replacements for employees that leave the Company. In this regard, the Company is actively recruiting a President/Chief Executive Officer and several additional engineering personnel. The Company's failure to hire a suitable President/Chief Executive Officer or to expand its engineering organization in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

     Risks Associated With SIS Microelectronics Acquisition; Other Potential Acquisitions. As part of the Company's strategy to expand its engineering design services capability, in April 1998, the Company acquired SIS Microelectronics in exchange for the issuance of an aggregate of 400,000 shares of Common Stock. SIS Microelectronics is an engineering design services company located in Longmont, Colorado. The acquisition was accounted for using the purchase method and resulted in a charge to in-process research and development of $0.7 million in the Company's fiscal quarter ended May 31, 1998. The remaining $3.3 million of the purchase price was charged to goodwill and will be amortized over a five-year period. From time to time, the Company expects to evaluate other potential acquisitions to build its SIP expertise. There can be no assurance that the Company will be able to identify attractive acquisition candidates, that it will be able to successfully complete any such acquisition or that it will be able to integrate any acquired company with its other operations. In connection with the acquisition of SIS Microelectronics or potential acquisitions of other companies, the failure to successfully and efficiently integrate new employees and operations of the acquired company with the Company's existing employees and operations or to successfully manage an acquired company located in a different geographical location could materially adversely effect the Company's business, operating results and financial condition.

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

     Dependence Upon Continuous Product Development; Risk of Product Delays. The Company's customers operate in the semiconductor industry, which is subject to rapid technological change, frequent introductions of new products, short product life cycles, changes in customer demands and requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the Company's future success will depend on its ability to continue to enhance its existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements and that keep pace with product introductions by EDA tool companies, emerging process technologies and other technological developments in the semiconductor industry. Any failure by the Company to anticipate or respond adequately to changes in technology or customer requirements, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, operating results and financial condition. In this regard, the Company's gross margin was adversely effected in fiscal 1998, in part due to process technology changes implemented by the semiconductor foundries for which the Company had developed process-related performance data which required recalculation and/or recharacterization. There can be no assurance that the Company will be successful in its product development efforts, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of new or enhanced products or that such new or enhanced products will achieve market acceptance. The Company has in the past experienced delays in the release dates of certain of its products. If release dates of any new significant products or product enhancements are delayed, the Company's business, operating results and financial condition would be materially adversely affected. The Company could also be exposed to litigation or claims from its customers in the event it does not satisfy its delivery commitments. There can be no assurance that any such claim will not have a material adverse effect on the Company's business, operating results and financial condition.

     Customer Concentration; Dependence on Customers in Asia. The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue. In fiscal 1996, Yamaha accounted for 10% of the Company's revenue, and the Company's six largest customers accounted for 47% of the Company's revenue. In fiscal 1997, Tritech accounted for 10% of revenue, and the Company's seven largest customers accounted for 48% of the Company's revenue. In fiscal 1998, Asahi Glass accounted for 13% of the Company's revenue, and five of the Company's largest customers accounted for 43% of the revenue. The Company anticipates that the majority of its revenue will be derived from a relatively small number of customers and that sales to customers in Asia will continue to account for a significant portion of the Company's revenue. None of the Company's customers has a written agreement with the Company that obligates it to license additional products or to renew its maintenance agreement, and there can be no assurance that any customer will license additional SIP products or renew its maintenance agreement. The loss of one or more of the Company's major customers, or reduced orders by one or more of such customers, could materially adversely affect the Company's business, operating results and financial condition. In the third quarter of fiscal 1998, the Company recognized approximately $2.9 million of revenue from a distributor agreement that was terminated during the quarter. The Company does not expect any future revenue from this customer. The nonrecurring nature of this revenue will have a material adverse impact on the Company's future revenue.

     Risks Associated With International Operations. A significant portion of the Company's revenue is derived from customers outside the United States, and the Company anticipates that international revenue will continue to account for a significant portion of its total revenue. Revenue from customers outside the United States, substantially all of whom are located in Asia, accounted for 54%, 53% and 65% of revenue in fiscal 1996, 1997, 1998, respectively. Although the Company does not believe that it experienced any material adverse impact in revenue as a result of the financial dislocations that occurred in certain Asian countries during 1997 and 1998, it has experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At November 30, 1998, approximately 73% of the Company's accounts receivable (including unbilled receivables) were from Asian-based customers. Although the Company currently believes, based in part on continuing discussions with these customers, that its existing accounting reserves are adequate given the estimated exposure related to all of its accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on the Company's ability to collect its accounts receivable or on its business, operating results and financial condition.

     The Company's international business involves a number of risks, including the impact of possible recessionary environments in foreign economies, political and economic instability, exchange rate fluctuations, longer receivables collection periods and greater difficulty in accounts receivable collection from customers, difficulty in managing distributors or sales representatives, unexpected changes in regulatory requirements, reduced or limited protection for intellectual property rights, export license requirements, tariffs and other trade barriers and potentially adverse tax consequences. Although the Company prices its products and services in United States dollars, currency exchange fluctuations could have a material adverse effect on the Company's business to the extent that the Company's pricing is not competitive with products priced in local currencies. The Company does not currently hedge against foreign currency fluctuations.

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

     Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than a year, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

     The Company believes that there are four critical areas that require planning and execution to insure that Year 2000 issues do not impose a significant threat to the Company's operating ability. These areas are: (1) the Company's product offerings, (2) the computer hardware and software systems which the Company purchases from outside suppliers and uses to produce its software product offerings, (3) the operating systems used by the Company's customers to run our product offerings, and (4) the Company's internal operations and facilities.

          (1) In terms of the effect of Year 2000 issues on the Company's product offerings, the software and library products, which comprise almost all of the Company's revenue, do not have specific date dependence. Therefore, the date code field is not used by the Company's products while operating in the customer's environment. This means that there should be no effect when the date changes to the year 2000 because it will be transparent to our products. We are in the process of testing our products to insure that the date change will have no effect. This testing should be completed by the middle of 1999.

          (2) All of Aspec's software development, whether done internally, or, in some instances, by outside subcontractors, is performed on workstations manufactured by Sun Microsystems. The Company is in the process of upgrading all workstations to the operating system specified by Sun Microsystems as Year 2000 compliant. The Company expects to complete this upgrade by June 1999 at a cost of approximately $300,000. If this upgrade cannot be completed in time, the Company would be forced to purchase new workstations. Costs to do this could run as high as $1.5 million.

          (3) The customer's operating systems that run Aspec's software and libraries may have issues that could hamper their operations. In this event, sales to these customers may be reduced until the customer has addressed his internal issues. Aspec sales and customer support personnel will work on Year 2000 issues to the extent allowed by the customer. All of the Company's customers are semiconductor manufacturers which tend to use relatively new computing systems that are Year 2000 tolerant, which should mitigate the risk in this area.

          (4) The Company is in the process of determining whether there may be additional Year 2000 issues with various computer software programs purchased from outside vendors for engineering and for accounting. It has identified the appropriate personnel to complete the evaluations and expects to have these reviews completed by April 1999.

The Company estimates that the remaining costs to meet the internal Year 2000 plan should be between $100,000 to $300,000. These costs will be expensed as incurred as normal operating expenditures. We do not expect the costs relating to Year 2000 remediation to have a material effect on our results of operations. In the event that there is a major problem with our software and hardware development systems, the Company could incur substantial delays in completing its contractual commitment to customers which would have a materially adverse impact on our future financial results. At this time there is no way to forecast the cost of the potential impact of this type of problem.

     Volatility of Share Price. Since the Company's initial public offering in April 1998, the market price of the Company's Common Stock has been highly volatile and is expected to be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, the Company's failure to meet or exceed published earnings estimates, changes in earnings estimates or recommendations by securities analysts, announcements of technological innovations, new products or new contracts by the Company or its existing or potential competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the EDA, semiconductor or electronics industries, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the market price of the Common Stock. In June 1998, securities class action litigation was filed against the Company and certain of its executive officers and directors. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition. See "Part I -- Item 3 -- Legal Proceedings."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants...........................   25

Financial Statements:
  Consolidated Balance Sheets
     As of November 30, 1998, and November 30, 1997.........   26
  Consolidated Statements of Income
     For Fiscal Years Ended November 30, 1998, November 30,
      1997 and November 30, 1996............................   27
  Consolidated Statements of Stockholders' Equity
     (Deficiency)
     For Fiscal Year Ended November 30, 1998, November 30,
      1997 and November 30, 1996............................   28
  Consolidated Statements of Cash Flows
     For Fiscal Years Ended November 30, 1998, November 30,
      1997 and November 30, 1996............................   29

Notes to Consolidated Financial Statements..................   30

                       REPORT OF INDEPENDENT ACCOUNTANTS

January 18, 1999

To the Board of Directors and Stockholders of Aspec Technology, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity (deficiency) and cash flows present fairly, in all material respects, the consolidated financial position of Aspec Technology, Inc. and subsidiaries as of November 30, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for the opinion expressed above.

     As discussed in Note 16 to the consolidated financial statements, the Company has restated its 1997 and 1996 financial statements (previously audited by other independent accountants).

                                          PRICEWATERHOUSECOOPERS LLP

                             ASPEC TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                  NOVEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $ 42,480    $  2,524
  Accounts receivable: (net of allowances of $1,271 in 1998
     and $300 in 1997)
     Billed.................................................     5,165       3,943
     Unbilled...............................................     2,231         853
  Income taxes receivable...................................       679          --
  Prepaid expenses..........................................       882         507
  Inventory.................................................       167          --
  Deferred income taxes.....................................     2,100       2,730
                                                              --------    --------
          Total current assets..............................    53,704      10,557
Property and equipment -- net...............................    12,297       4,105
Other assets................................................     4,462         243
                                                              --------    --------
          TOTAL ASSETS......................................  $ 70,463    $ 14,905
                                                              ========    ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable..........................................  $  3,326    $    801
  Accrued liabilities.......................................     3,104       2,379
  Income taxes payable......................................        --         321
  Customer advances.........................................     4,206       3,979
                                                              --------    --------
          Total current liabilities.........................    10,636       7,480
Deferred liabilities -- rent................................        52          --
Other liabilities -- long term..............................     1,000          --
                                                              --------    --------
          Total liabilities.................................    11,688       7,480
                                                              --------    --------
Commitments and contingencies (Notes 9 and 10)
  Series A redeemable preferred stock, $.001 par value:
  Shares designated and outstanding:
     1998 -- none; 1997 -130 (liquidation value: $18,495)...        --      14,168
Redeemable common stock, $.001 par value;
  shares outstanding: 1998 -- none; 1997 -- 4,779...........        --       7,116
Stockholders' equity (deficiency):
  Preferred stock, $.001 par value; 5,000 authorized
     (excluding Series A redeemable preferred stock); none
     outstanding............................................        --          --
  Common stock, $.001 par value; 75,000 shares authorized
     shares outstanding:
     1998 -- 28,399; 1997 -- 17,234.........................    86,198       2,914
  Stockholders notes receivable.............................      (184)       (301)
  Deferred stock compensation...............................       (70)       (165)
  Retained deficit..........................................   (27,169)    (16,307)
                                                              --------    --------
          Total stockholders' equity (deficiency)...........    58,775     (13,859)
                                                              --------    --------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
            (DEFICIENCY)....................................  $ 70,463    $ 14,905
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                             ASPEC TECHNOLOGY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED NOVEMBER 30,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
Revenue.....................................................  $ 23,090    $20,278    $14,999
Cost of revenue.............................................    16,688      8,763      4,702
                                                              --------    -------    -------
Gross profit................................................     6,402     11,515     10,297
                                                              --------    -------    -------
Operating expenses:
  Research and development..................................     2,640      1,190        921
  Sales and marketing.......................................     5,952      6,537      3,526
  General and administrative................................     4,576      2,363      1,994
  Write-off of purchased technology.........................       700         --         --
  Amortization -- Goodwill..................................       418         --         --
                                                              --------    -------    -------
          Total operating expenses..........................    14,286     10,090      6,441
                                                              --------    -------    -------
Income (loss) from operations...............................    (7,884)     1,425      3,856
Interest income, net........................................     1,614        173        310
                                                              --------    -------    -------
Income (loss) before income taxes...........................    (6,270)     1,598      4,166
Provision for income taxes..................................       264        639      1,708
                                                              --------    -------    -------
Net income (loss)...........................................    (6,534)       959      2,458
Accretion of redeemable preferred stock.....................     4,328        823        392
                                                              --------    -------    -------
Income (loss) attributable to common stockholders...........  $(10,862)   $   136    $ 2,066
                                                              ========    =======    =======
Basic earnings (loss) per share.............................  $  (0.43)   $  0.01    $  0.10
                                                              ========    =======    =======
Basic average shares outstanding............................    25,258     21,365     21,064
                                                              ========    =======    =======
Diluted earnings (loss) per share...........................  $  (0.43)   $  0.01    $  0.09
                                                              ========    =======    =======
Diluted average shares outstanding..........................    25,258     22,585     22,397
                                                              ========    =======    =======

   The accompanying notes are an integral part of these financial statements.

                             ASPEC TECHNOLOGY, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (IN THOUSANDS)

                                    NON REDEEMABLE                                                 TOTAL
                                     COMMON STOCK     STOCKHOLDER     DEFERRED     RETAINED    STOCKHOLDERS'
                                   ----------------      NOTES         STOCK       EARNINGS       EQUITY
                                   SHARES   AMOUNT    RECEIVABLE    COMPENSATION   (DEFICIT)   (DEFICIENCY)
                                   ------   -------   -----------   ------------   ---------   -------------
Balances, December 1, 1995.......  18,929   $   114      $  --         $  --       $  1,684      $  1,798
Sale of common stock (net of
  costs of $260).................     508     1,900         --            --             --         1,900
Issuance of common stock under
  stock purchase plan............   3,293     1,346       (648)         (582)            --           116
Repurchase of common stock from
  founders and employees.........  (4,789)      (16)        --            --        (20,193)      (20,209)
Accretion of redeemable preferred
  stock..........................      --        --         --            --           (392)         (392)
Amortization of deferred stock
  compensation...................      --        --         --           106             --           106
Net income.......................      --        --         --            --          2,458         2,458
                                   ------   -------      -----         -----       --------      --------
Balances, November 30, 1996......  17,941     3,344       (648)         (476)       (16,443)      (14,223)
Issuance of common stock under
  stock option plans.............       2        10         --            --             --            10
Repurchase of common stock from
  employees......................    (709)     (440)       239           197             --            (4)
Accretion of redeemable preferred
  stock..........................      --        --         --            --           (823)         (823)
Collection of stockholders notes
  receivable.....................      --        --        108            --             --           108
Amortization of deferred stock
  compensation...................      --        --         --           114                          114
Net income.......................      --        --         --            --            959           959
                                   ------   -------      -----         -----       --------      --------
Balances, November 30, 1997......  17,234     2,914       (301)         (165)       (16,307)      (13,859)
Issuance of common stock under
  stock option plans, net of
  repurchases....................     (14)      277         23            17                          317
Accretion of redeemable preferred
  stock..........................                                                      (212)         (212)
Collection of stockholders notes
  receivable.....................                           94                                         94
Amortization of deferred stock
  compensation...................                                         78                           78
Conversion of redeemable common
  stock..........................   4,779     7,116                                                 7,116
Issuance of common stock, net of
  issuance costs.................   6,000    71,891                                                71,891
Purchase of SIS
  Microelectronics...............     400     4,000                                                 4,000
Redemption of preferred stock....                                                    (4,116)       (4,116)
Net loss.........................                                                    (6,534)       (6,534)
                                   ------   -------      -----         -----       --------      --------
Balances, November 30, 1998......  28,399   $86,198      $(184)        $ (70)      $(27,169)     $ 58,775
                                   ======   =======      =====         =====       ========      ========

   The accompanying notes are an integral part of these financial statements.

                             ASPEC TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED NOVEMBER 30,
                                                              -------------------------------
                                                                1998       1997        1996
                                                              --------    -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (6,534)   $   959    $  2,458
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Write-off of purchased technology.........................       700         --          --
  Depreciation and amortization.............................     3,980      1,570         737
  Provision for doubtful acccounts..........................     1,150         --         300
  Deferred Income taxes.....................................       842     (2,226)       (422)
  Stock compensation expense................................        78        114         106
  Changes in assets and liabilities:
     Accounts receivable....................................    (3,480)       945      (4,249)
     Prepaid expenses and other assets......................      (420)        52        (699)
     Inventory..............................................       (68)        --          --
     Accounts payable.......................................     2,306       (140)        845
     Accrued liabilities....................................        76        442       1,269
     Income taxes payable...................................    (1,000)    (1,729)        964
     Customer advances......................................       227       (721)      3,302
                                                              --------    -------    --------
          Net cash provided by (used for) operating
            activities......................................    (2,143)      (734)      4,611
                                                              --------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (10,504)    (3,197)     (2,463)
  Cash spent, net of cash acquired in purchase of
     SIS Microelectronics...................................        26         --          --
  Purchase of non marketable equity securities..............      (916)        --          --
                                                              --------    -------    --------
          Net cash used for investing activities............   (11,394)    (3,197)     (2,463)
                                                              --------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock......................................    72,215         10       2,016
  Sale of redeemable common stock...........................        --         --       7,116
  Sale of redeemable preferred stock........................        --         --      12,953
  Redemption of redeemable preferred stock..................   (18,495)        --          --
  Repayment of borrowings...................................      (314)        --          --
  Repurchase of common stock................................       (14)        (4)    (20,209)
  Collection of stockholder notes receivable................       101        108          --
                                                              --------    -------    --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........    53,493        114       1,876
                                                              --------    -------    --------
Net increase (decrease) in cash and equivalents.............    39,956     (3,817)      4,024
Cash and equivalents, beginning of period...................     2,524      6,341       2,317
                                                              --------    -------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 42,480    $ 2,524    $  6,341
                                                              ========    =======    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes................................  $    549    $ 4,594    $  1,166
                                                              ========    =======    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING & FINANCING
  ACTIVITIES:
  Accretion of redeemable preferred stock...................  $  4,328    $   823    $    392
                                                              ========    =======    ========
  Long term payable for acquisition of equipment............  $  1,000    $    --    $     --
                                                              ========    =======    ========
  Issuance of common stock for notes receivable.............  $     --    $    --    $    648
                                                              ========    =======    ========

   The accompanying notes are an integral part of these financial statements.

                             ASPEC TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Business -- Aspec Technology, Inc. (the "Company") is a leading provider of merchant semiconductor intellectual property ("SIP") solutions for high-performance, complex IC designs, including system-on-a-chip ICs.

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SIS Microelectronics, Inc. and Aspec Technology, Inc. (Barbados). Intercompany accounts and transactions are eliminated.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

     Cash Equivalents -- Cash equivalents consist of short-term highly liquid debt investments with original maturities of 90 days or less.

     Property and Equipment -- Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives, generally three to five years.

     Software Development Costs -- Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time certain development costs required to attain general production release would be capitalized. To date, the Company's software development has essentially been completed concurrent with the establishment of technological feasibility, and, accordingly, no costs have been capitalized.

     Concentration of Credit Risk -- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and equivalents and accounts receivables. Cash equivalents consist primarily of money market instruments carried at cost, which approximates fair market value. Management believes the credit risk associated with such instruments is minimal.

     Revenue Recognition -- A substantial portion of the Company's license revenue has been recognized on a percentage of completion basis based upon actual costs incurred since Aspec's products typically involve levels of adaptation or completion. License terms typically include a payment upon execution of the agreement with further payments upon completion of milestones. Revenue is recognized ratably as the work is performed on the project. Billings in excess of revenue are recorded as customer advances, while revenue in excess of billings is recorded as unbilled receivables. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The time required to adapt a product for a specific customer application generally ranges from three to twelve months. License revenue for products not requiring adaptation is recognized upon delivery and when collection is reasonably assured.

     Revenue from support and maintenance contracts is deferred as customer advances and recognized ratably over the term of the agreement, which is typically one year. Royalty revenues are earned and recognized in the period reported by the customer or when cash is received.

     Income Taxes -- The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

     Stock Compensation -- The Company accounts for stock-based awards granted to employees based on the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (see Note 8).

                             ASPEC TECHNOLOGY, INC.

     Earnings Per Share -- During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). All earnings per share (EPS) data for prior periods have been restated to conform with SFAS 128.

     SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average common shares less shares subject to repurchase rights outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Recent Pronouncements -- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in the financial statement. SFAS No. 130 is effective for the Company's 1999 fiscal year that commenced December 1, 1998. The pronouncement will not have a material impact on the Company.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for the Company's 1999 fiscal year that commenced December 1, 1998. The pronouncement will have no effect on the Company's financial statement presentation.

     In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for costs of computer software developed or obtained for internal use. The pronouncement will not have a material impact on the Company.

 2. BUSINESS RISKS AND CREDIT CONCENTRATIONS

     The Company operates in an intensely competitive industry that has been characterized by rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could affect operating results adversely.

     The Company markets and sells its technology to a narrow base of customers which are primarily designers and manufacturers of integrated circuits, and generally does not require collateral. At November 30, 1998, one customer accounted for 31% of gross accounts receivables. At November 30, 1997, three customers accounted for 15%, 15% and 13% of gross accounts receivables. A significant portion of the Company's revenues are derived from customers in Asia, a region experiencing economic volatility. The Company has experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At November 30, 1998, approximately 74% of the Company's accounts receivable (including unbilled receivables) were from Asian-based customers. Although the Company currently believes, based in part on continuing discussions with these customers, that its existing accounting reserves are adequate given the estimated exposure related to all of its accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on the Company's ability to collect its accounts receivable or on its business, operating results and financial condition.

                             ASPEC TECHNOLOGY, INC.

 3. PROPERTY AND EQUIPMENT

     Property and equipment consist of (in thousands):

                                                                 NOVEMBER 30,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Computer equipment and software.............................  $18,242    $ 6,621
Office and other equipment..................................    1,135        492
                                                              -------    -------
                                                               19,377      7,113
Less accumulated depreciation and amortization..............   (7,080)    (3,008)
                                                              -------    -------
                                                              $12,297    $ 4,105
                                                              =======    =======

     Depreciation and amortization expense was $3.6 million, $1.6 million, and $0.7 million for the fiscal years 1998, 1997, and 1996, respectively.

 4. OTHER ASSETS

     Other assets consist of (in thousands):

                                                               NOVEMBER 30,
                                                              --------------
                                                               1998     1997
                                                              ------    ----
Goodwill....................................................  $3,226    $ --
Non-marketable equity securities at cost....................     916      --
Other.......................................................     320     243
                                                              ------    ----
                                                              $4,462    $243
                                                              ======    ====

 5. ACQUISITION

     The Company purchased all of the capital stock of SIS Microelectronics for 400,000 shares Aspec stock at $10 each, for a total value of $4,000,000. Transaction costs were $148,000.

     In conjunction with the acquisition, which was accounted for as a purchase, assets acquired and liabilities assumed were as follows:

Fair Value of assets acquired, including purchased
  technology................................................  $4,390
Liabilities assumed.........................................     942
                                                              ------
Net assets acquired.........................................   3,448
                                                              ------
Purchased technology, expenses..............................     700
                                                              ------
Purchase price..............................................  $4,148
                                                              ======

     The balance sheet, statements of income, stockholders' equity (deficiency) and cash flows were consolidated as from April 13, 1998. Aspec recorded $3.3 million of goodwill which is being amortized over five years.

     The unaudited pro forma combined condensed results of operations of the Company and SIS Microelectronics for the years ended November 30, 1998 and 1997, assuming the acquisition had taken place on December 1 of each year, after giving effect to certain pro forma adjustments, is as follows:

                                                                 NOVEMBER 30,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Revenue.....................................................  $ 23,842    $21,932
Income (loss) attributable to common stockholders...........  $(11,311)   $  (179)
Basic and diluted loss per share............................  $  (0.45)   $ (0.01)

                             ASPEC TECHNOLOGY, INC.

 6. ACCRUED LIABILITIES

     Accrued liabilities consist of (in thousands):

                                                                NOVEMBER 30,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
Accrued compensation and related benefits...................  $1,455    $1,089
Accrued commissions to outside sales representatives........     275       651
Other.......................................................   1,374       639
                                                              ------    ------
                                                              $3,104    $2,379
                                                              ======    ======

 7. VALUATION AND QUALIFYING ACCOUNTS:

     Valuation and qualifying accounts consist of Allowance for Doubtful Accounts (in thousands):

                                                               NOVEMBER 30,
                                                    ----------------------------------
                                                       1998         1997        1996
                                                    ----------    --------    --------
Balance at beginning of period....................  $  300,000    $300,000    $      0
Addition charged to costs and expenses............   1,150,000          --     300,000
Deductions........................................     179,000          --          --
                                                    ----------    --------    --------
Balance at end of period..........................  $1,271,000    $300,000    $300,000
                                                    ==========    ========    ========

 8. LINE OF CREDIT

     In March 1998, the Company increased its bank line of credit from $1,000,000 to $4,000,000. Borrowings under this line are due on demand, are collateralized by substantially all of the Company's assets and bear interest at the bank's prime rate (7.75% at November 30, 1998) plus 0.5%. As of November 30, 1998, there were no borrowings outstanding under the line. The Company must maintain compliance with certain current and net worth ratio covenants under this agreement. As of November 30, 1998, the Company was in compliance with these covenants.

 9. LEASE COMMITMENTS

     The Company leases its primary operating facility under a noncancelable operating lease agreement which expires in November 2001. Rent expense incurred under operating leases was approximately $585,000, $465,000, and $186,000 for the years ended November 30, 1998, 1997, and 1996, respectively.

     Future minimum lease commitments under operating leases as of November 30, 1998 are as follows (in thousands):

                        YEAR ENDING
                        NOVEMBER 30,
------------------------------------------------------------
   1999.....................................................  $  522
   2000.....................................................     501
   2001.....................................................     519
   2002.....................................................      21
                                                              ------
Total minimum lease payments................................  $1,563
                                                              ======

                             ASPEC TECHNOLOGY, INC.

10. REDEEMABLE STOCK

     Redeemable Preferred Stock -- During fiscal 1996, the Board of Directors authorized and designated 130,385 shares of Series A redeemable preferred stock. In May and June 1996, the Company sold an aggregate of 130,378 shares of Series A redeemable preferred stock at $100 per share, resulting in net proceeds of approximately $12,953,000. The significant terms of the Series A redeemable preferred stock are as follows:

     - In the event of liquidation, dissolution or winding up of the Company, the redeemable preferred stockholders shall receive, per share, the greater of (1) the initial issue price ($100) plus all accrued but unpaid dividends or (2) $141.86, prior to any distribution to be made to holders of the Company's common stock.

     - Dividends shall accrue on a daily basis at the rate of 6% per annum on the sum of the liquidation value plus all accrued but unpaid dividends.

     - The redeemable preferred shares have no voting rights except that:

      - The Series A preferred stockholders, voting as a class, shall be entitled to elect two directors as long as the holders of record on June 30, 1996 continue to hold 50% or more of the Series A preferred shares (or to elect one director if the holders of record on June 30, 1996 continue to hold 25% to 50% of the Series A preferred shares).

      - So long as any Series A preferred shares remain outstanding, the corporation shall not, without a vote of 55% of the outstanding Series A preferred shares, issue securities with equity features senior to Series A preferred stock, liquidate, change the Series A preferred rights or merge or consolidate with another entity which results in the Company's common stockholders immediately prior to the transaction owning less than 66.7% of the common stock after the transaction.

     - The redeemable preferred shares are not convertible into common stock.

     On May 1, 1998, the Company completed the public offering of 6,000,000 shares of Common Stock through a Registration Statement declared effective by the Securities and Exchange Commission on April 27, 1998.

     The aggregate liquidation and redemption value of the Company's then outstanding Series A Redeemable Preferred Stock was approximately $18.5 million at May 6, 1998. In connection with the redemption of all outstanding shares of such Series A Redeemable Preferred Stock from the proceeds of the Company's initial public offering in May 1998, as required by the terms of such shares, the difference between the book value and the redemption value of approximately $4.1 million was recorded as accretion for Preferred Stock when determining income attributable to common stockholders and earnings per share. This $4.1 million of accretion was recorded in the second quarter of fiscal 1998 when the offering was completed and the redeemable preferred shares were redeemed.

     Redeemable Common Stock -- During May and June 1996, the Company sold an aggregate of 4,778,804 shares of redeemable common stock to the preferred stock investors for net proceeds of approximately $7,116,000. Under a stockholder rights agreement, these investors have a put option, exercisable at any time after the seventh anniversary of the agreement, to require the Company to repurchase for cash all of the common shares held by such investors at a price determined based upon the then market value of the Company divided by the number of common shares outstanding. This right terminated upon the IPO, whereupon the redeemable common stock converted to nonredeemable common stock.

                             ASPEC TECHNOLOGY, INC.

11. STOCKHOLDERS' EQUITY (DEFICIENCY)

     Stock Split -- During 1997, the Company effected a two for one split of the outstanding shares of common stock. All shares and per share data in the accompanying financial statements have been retroactively adjusted to reflect the stock split.

     Repurchase of Common Stock -- During August 1996, the Company repurchased an aggregate of 4,778,786 shares of common stock held by certain founders of the Company at $4.227 per share for an aggregate purchase price of approximately $20,200,000.

     Employee Stock Plans -- Under the Company's 1992 Employee Stock Purchase Plan (the 1992 Plan), 4,000,000 shares of the Company's common stock were reserved and available for issuance to officers, directors, employees and consultants of the Company. The 1992 Plan provides that the purchase or exercise price of the stock covered by the Plan shall be no less than the fair value of the Company's common stock at the date of the grant, as determined by the Board of Directors. The Board of Directors also has the authority to set exercise dates (generally no longer than ten years from the date of grant), payment terms and other provisions for each grant. Stock purchase rights and options granted under the plan generally vest as to 25% of the shares on the first anniversary of the date of grant and thereafter vest ratably over three years. The Company has the option to repurchase exercised shares that have not vested at the original purchase price upon termination of employment. As of November 30, 1996, there were no stock purchase rights outstanding under the 1992 Plan and in December 1996, the Company's Board of Directors determined not to grant or issue any additional shares under the 1992 Plan.

     In 1996, the Board of Directors adopted the Company's 1996 Stock Option Plan (the 1996 Plan). Under this plan, 4,500,000 shares have been reserved for issuance to directors, officers, employees and consultants to the Company at prices not less than the fair market value for incentive stock options. These options generally expire five to ten years from the date of grant. Incentive and nonstatutory options normally vest and become exercisable at an annual rate of 25%.

     In 1997, the Board of Directors adopted the Company's 1997 Director Option Plan (the Director Plan) and reserved 250,000 shares of common stock for grants of options to each outside director. The Director Plan provides for the automatic grant to outside directors of an option to purchase 25,000 shares of common stock at the time the director joins the board and an option to purchase 5,000 shares of common stock upon the outside director's annual reelection to the Board.

     During 1997, the Board of Directors adopted the Company's 1997 Employee Stock Purchase Plan and, as amended in March 1998, reserved 500,000 shares of common stock (plus annual increases equal to the lesser of (i) the shares underlying options granted in the immediately preceding year or (ii) a lesser amount determined by the Board) for sale to employees thereunder at a price no less than 85% of the lower of the fair market value at the beginning of the six-month offering period or the end of such offering.

     In July 1998, substantially all outstanding options with a share price in excess of $5.75 were cancelled and new options were issued with a grant date of July 6, 1998 and a restart on the vesting period. A total of 1,324,700 options were cancelled and reissued.

                             ASPEC TECHNOLOGY, INC.

     A summary of activity under the 1996 Plan and the Director Plan is as follows (in thousands, except per share amounts):

                                                                   OUTSTANDING OPTIONS
                                                 --------------------------------------------------------
                                     SHARES                                                   WEIGHTED
                                    AVAILABLE     NUMBER         EXERCISE      AGGREGATE      AVERAGE
                                    FOR GRANT    OF SHARES        PRICE          PRICE     EXERCISE PRICE
                                    ---------    ---------    --------------   ---------   --------------
Options reserved at 1996 Plan
  inception.......................    4,500
  Options granted.................     (554)         554      $2.20 - $ 4.25   $  2,159        $3.90
  Options cancelled...............       13          (13)         $2.20             (29)       $2.20
                                     ------       ------                       --------
Balances. November 30, 1996.......    3,959          541      $2.20 - $ 4.25      2,130        $3.94
Options reserved under the
  Director Plan...................      250
  Options granted.................   (1,372)       1,372      $5.00 - $ 8.50     10,400        $7.58
  Options canceled................      462         (462)     $2.20 - $ 8.00     (2,684)       $5.81
  Options exercised...............                    (2)         $5.00              (10)      $5.00
                                     ------       ------                       --------
Balances. November 30, 1997.......    3,299        1,449      $2.20 - $ 8.50      9,836        $6.79
  Options granted.................   (5,750)       5,750      $2.06 - $13.37     42,427        $7.38
  Options canceled................    4,233       (4,233)     $2.20 - $13.37    (34,511)       $8.15
  Options exercised...............       --          (73)     $2.20 - $ 8.00       (320)       $4.38
                                     ------       ------                       --------
Balances. November 30, 1998.......    1,782        2,893      $2.06 - $11.00   $ 17,432        $6.03
                                     ======       ======                       ========

     At November 30, 1998, approximately 1,562,000 shares were available for future grant under the 1996 Plan. At November 30, 1998, 220,000 shares were available for future grant under the 1997 Director Option Plan. As of November 30, 1998, approximately 310,000 shares exercised and outstanding under the 1992 Plan that were subject to repurchase by the Company at the original purchase price.

     The weighted average fair value of rights or options granted in fiscal 1996, 1997, and 1998 was $0.56, $2.11, and $5.26, respectively. At November 30,
1996, no options were exercisable. At November 30, 1997, 144,339 options were exercisable. At November 30, 1998, 353,290 options were exercisable.

     In connection with certain issuances of stock rights or options under the Plans, the Company recorded stock compensation for the difference between the deemed fair value for accounting purposes and the issuance or exercise price. Such amounts are amortized to expense over the related vesting periods.

     Additional information regarding options outstanding as of November 30, 1998 is as follows:

                                 OPTIONS OUTSTANDING                       EXERCISABLE OPTIONS
                  -------------------------------------------------   ------------------------------
                                WEIGHTED AVERAGE
                                   REMAINING
   RANGE OF         NUMBER      CONTRACTUAL LIFE   WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING       (YEARS)         EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
$2.06 - $ 4.25       198,500          7.3               $3.89           106,250          $4.01
$4.26 - $ 6.80     2,250,700          8.3                5.79                --             --
$6.81 - $11.00       444,540          6.3                8.08           247,040           7.67
                   ---------          ---               -----           -------          -----
                   2,893,740          7.9               $6.09           353,290          $6.57
                   =========          ===               =====           =======          =====

     Additional Stock Plan Information -- Effective for fiscal 1997, the Company was required to adopt the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). SFAS 123 defines a fair value method of accounting for stock-based compensation awards to employees. The Company has elected to continue to follow the provisions of

                             ASPEC TECHNOLOGY, INC.

Accounting Principals Board No. 25, "Accounting for Stock Issued to Employees," and its related interpretations.

     SFAS 123 requires that the fair value of stock-based awards to employees be calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, five years; no stock volatility; risk free interest rate, approximately 6.0% in 1996, 6.1% in 1997, and 6.0% in 1998; and no dividend payments during the expected term. Forfeitures are recognized as they occur. If the computed fair values of the 1996 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma income attributable to common stockholders and diluted earnings per share would have been approximately $2,036,000 ($0.09 per share) in 1996, a loss of ($819,000) (or ($0.04) per share) in 1997, and a loss of ($13.8 million) (or ($0.55) per share) in 1998. However, the impact of outstanding non-vested options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1996, 1997 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

12. INCOME TAXES

     The provision for income taxes for the years ended November 30 consists of (in thousands):

                                                            1998      1997      1996
                                                            -----    ------    ------
Current:
  Federal.................................................  $(632)   $1,884    $1,484
  State...................................................     --       401       469
  Foreign.................................................    266       580       177
                                                            -----    ------    ------
Total current.............................................   (366)    2,865     2,130
                                                            -----    ------    ------
Deferred:
  Federal.................................................    583    (1,894)     (370)
  State...................................................     47      (332)      (52)
                                                            -----    ------    ------
Total deferred............................................    630    (2,226)     (422)
                                                            -----    ------    ------
Total provision for income taxes..........................  $ 264    $  639    $1,708
                                                            =====    ======    ======

     The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income before taxes as a result of the following (in thousands):

                                                             1998      1997     1996
                                                            -------    ----    ------
Income tax expense........................................  $(2,119)   $543    $1,416
State income taxes, net of federal benefit................     (367)     81       250
Increase in valuation allowance...........................    2,601      --        --
Other.....................................................      149      15        42
                                                            -------    ----    ------
Total provision for income taxes..........................  $   264    $639    $1,708
                                                            =======    ====    ======

                             ASPEC TECHNOLOGY, INC.

     The deferred tax assets valuation allowance at November 30, 1998 is attributed to U.S. federal and state deferred tax assets which result primarily from the tax effect of future reversing temporary differences. Management believes that the realization of deferred tax assets was not assured at November 30, 1998, other than to the extent of taxable income for the carryback period. Significant components of the Company's deferred tax assets as of November 30, 1998 were as follows:

                                                             1998       1997     1996
                                                            -------    ------    ----
Deferred tax assets:
  Net operating loss......................................  $ 1,075    $   --    $ --
  Customer advances included in taxable income............    1,611     1,930     106
  Reserves and accruals not current deductible............    1,796       664     213
  State taxes.............................................       28       136     169
  Depreciation and amortization...........................      191        --      16
  Less: valuation allowance...............................   (2,601)       --      --
                                                            -------    ------    ----
Net deferred tax assets...................................  $ 2,100    $2,730    $504
                                                            =======    ======    ====

13. EARNINGS PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts). For the purposes of the EPS compilation, net income has been reduced by the amount of the periodic accretion for redeemable preferred stock (see Note 7).

                                                          YEAR ENDED NOVEMBER 30,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------    -------    -------
Numerator -- Basic and diluted EPS
  Net income attributable to common stockholders.....  $(10,862)   $   136    $ 2,066
                                                       ========    =======    =======
Denominator -- Basic EPS
  Common stock outstanding...........................    25,258     21,365     21,064
                                                       ========    =======    =======
Basic earnings per share.............................  $  (0.43)   $  0.01    $  0.10
                                                       ========    =======    =======
Denominator -- Diluted EPS
  Denominator -- Basic EPS...........................    25,258     21,365     21,064
  Effect of dilutive securities:
     Common shares subject to repurchase rights......        --        978        854
     Stock purchase rights and options...............        --        242        479
                                                       --------    -------    -------
                                                       $ 25,258    $22,585    $22,397
                                                       ========    =======    =======
Diluted earnings per share...........................  $  (0.43)   $  0.01    $ 0.091
                                                       ========    =======    =======

Stock options to purchase 2,893 shares of common stock, at prices ranging from $2.06 to $11.00 per share were outstanding at November 30, 1998, but were not included in the computation of diluted earnings per share because they were antidilutive. 422,708 common shares subject to repurchase rights were similarly excluded from the computation of diluted earnings per share.

14. MAJOR CUSTOMERS AND INTERNATIONAL SALES

     In fiscal 1998, one customer accounted for approximately 13% of revenue.

     Export sales to Asia accounted for 57%, 48%, and 50% of total revenue in fiscal 1998, 1997, and 1996, respectively.

                             ASPEC TECHNOLOGY, INC.

15. EMPLOYEE BENEFIT PLAN

     The Company has established a 401(k) tax-deferred savings plan. Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. The Company has not contributed to the plan to date.

16. RESTATEMENT OF FINANCIAL STATEMENTS

     The Company, after consultation with its new independent accountants, PricewaterhouseCoopers LLP, determined to restate its financial results for the fiscal years ended November 30, 1997 and 1996. The restatement relates principally to the timing of revenue recognized on certain of the Company's contracts. Specifically, the revenue adjustments relate to three principal areas: (i) changes due to revisions in the estimated progress on contracts that were accounted for on a percentage of completion basis, (ii) the deferral of previously recognized revenue on a distribution contract and (iii) the accounting for exchange rights on a specific contract.

     As a result of the restatement, the financial statements have been restated as summarized below (in thousands, except per share amounts):

                                                    YEAR ENDED                YEAR ENDED
                                                NOVEMBER 30, 1997         NOVEMBER 30, 1996
                                              ----------------------    ----------------------
                                              AS REPORTED   RESTATED    AS REPORTED   RESTATED
                                              -----------   --------    -----------   --------
Revenue.....................................    $22,392     $20,278       $15,265     $14,999
Net income..................................      2,227         959         2,617       2,458
Income attributable to common
  stockholders..............................      1,404         136         2,225       2,066
Diluted earnings per share..................    $  0.06     $  0.01       $  0.10     $  0.09

17. LEGAL PROCEEDINGS

     A number of securities class actions have been filed against the Company and certain of its officers and directors. One federal complaint was filed in the United States District Court for the Northern District of California which was later voluntarily dismissed; other complaints were filed in the Superior Court of Santa Clara County. The lawsuits concern the Company's financial results for the second quarter of fiscal 1998 and were filed on behalf of persons who purchased the Company's stock between April 28, 1998 and June 30, 1998. The complaints allege violations of state and/or federal securities laws arising out of alleged misstatements and omissions to state material facts about the Company's initial public offering of Common Stock.

     Certain provisions of the Company's Certificate of Incorporation and indemnification agreements between the Company and its officers require the Company to advance to such officers ongoing legal expenses of defending the above lawsuits and may require the Company to indemnify them against judgments rendered on certain claims. The Company expects to incur significant legal expenses on its behalf and on behalf of such officers in connection with this litigation. In addition, defending this litigation has resulted, and will likely continue to result, in the diversion of management's attention from the day to day operations of the Company's business. There can be no assurance that this stockholder litigation will be resolved in the Company's favor. An adverse result, settlement or prolonged litigation would have a material adverse effect on the Company's business, financial condition or results of operation. The Company is currently unable to estimate the range of potential loss associated with these legal proceedings.

18. SUBSEQUENT EVENTS

     The Company entered into a Joint Venture Agreement between Aspec Technology, Inc. and certain Korean investors dated December 18, 1998, for the purpose of establishing a joint venture corporation in South Korea named SLIM Technology Co., Ltd., for the purpose of developing and providing design implementation technology for the design of ASIC and semi-custom integrated circuit and providing design service for ASIC. The Company invested $2.3 million in this joint venture representing a 40% interest in SLIM Technology Co., Ltd.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers -- See the section entitled "Executive Officers" in
         Part I, Item 1 hereof.

     (b) Directors -- The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

     The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the sections entitled "Principal Share Ownership" and "Security Ownership of Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this Report.

     1. Financial Statements

     The following consolidated financial statements of Aspec Technology, Inc. are contained in Part II, Item 8 of this Report on Form 10-K:

     Report of Independent Accountants

     Consolidated Statements of Operations

     Consolidated Balance Sheets

     Consolidated Statements of Cash Flows

     Consolidated Statements of Stockholders' Equity (Deficiency)

     Notes to Consolidated Financial Statements

     2. Financial Statement Schedule

     None.

     All schedules for which provision is made in the Applicable Accounting Regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
3.1(1)       Restated Certificate of Incorporation of Registrant.
3.3(1)       Bylaws of Registrant.
4.2(1)       Form of Common Stock Certificate.
10.1(1)      Form of Indemnification Agreement.
10.2(1)*     1996 Stock Plan, as amended, and form of Stock Option
             Agreement.
10.3(1)*     1997 Employee Stock Purchase Plan, as amended, and form of
             Subscription Agreement.
10.4(1)*     1997 Director Stock Option Plan and form of Director Option
             Agreement.
21.1(1)      Subsidiaries of the Registrant.
23.1         Consent of Independent Accountants.
24.1         Power of Attorney (see page 47).
27.1         Financial Data Schedule.

---------------
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to form 14(c) of this report.

(1) Incorporated by reference to an exhibit of the same number filed with the Company's Registration Statement on Form S-1 (File No. 333-22913) which became effective with the Securities and Exchange Commission on April 27, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Clara, State of California, on the 12th day of February, 1999.

                                          ASPEC TECHNOLOGY, INC.

                                          By:     /s/ DOUGLAS E. KLINT
                                            ------------------------------------
                                                      Douglas E. Klint
                                               Acting President, Acting Chief
                                                 Executive Officer and Vice
                                                          President,
                                                      General Counsel

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Douglas E. Klint and R. Michael O'Malley, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 12, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

                 SIGNATURE                                         TITLE
                 ---------                                         -----

/s/ DOUGLAS E. KLINT                            Acting Chief Executive Officer and Acting
--------------------------------------------    President (Principal Executive Officer)
(Douglas E. Klint)

/s/ R. MICHAEL O'MALLEY                         Chief Financial Officer and Acting Chief
--------------------------------------------    Operating Officer (Principal Financial and
(R. Michael O'Malley)                           Accounting Officer)

/s/ CONRAD J. DELL'OCA                          Chairman of the Board
--------------------------------------------
(Conrad J. Dell'Oca)

/s/ JAI P. SHIN                                 Director
--------------------------------------------
(Jai P. Shin)

/s/ WALTER KORTSCHAK                            Director
--------------------------------------------
(Walter Kortschak)

/s/ JEFFREY D. SAPER                            Director
--------------------------------------------
(Jeffrey D. Saper)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
  3.1(1)   Restated Certificate of Incorporation of Registrant.
  3.3(1)   Bylaws of Registrant.
  4.2(1)   Form of Common Stock Certificate.
 10.1(1)   Form of Indemnification Agreement.
 10.2(1)*  1996 Stock Plan, as amended, and form of Stock Option
           Agreement.
 10.3(1)*  1997 Employee Stock Purchase Plan, as amended, and form of
           Subscription Agreement.
 10.4(1)*  1997 Director Stock Option Plan and form of Director Option
           Agreement.
 21.1(1)   Subsidiaries of the Registrant.
 23.1      Consent of Independent Accountants.
 24.1      Power of Attorney (see page 47).
 27.1      Financial Data Schedule.

---------------
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to form 14(c) of this report.

(1) Incorporated by reference to an exhibit of the same number filed with the Company's Registration Statement on Form S-1 (File No. 333-22913) which became effective with the Securities and Exchange Commission on April 27, 1998.