Form 10-K405/A
period 1998-11-30
ASPEC TECHNOLOGY INC
filed 1999-04-07
CIK 1031911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                            ------------------------

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

                     AMENDED FILING OF FORM 10-K TO INCLUDE
                         CERTAIN ADDITIONAL INFORMATION

     This amendment is being filed for the sole purpose of including certain additional information required by Part III of this Form 10-K. All other information in the originally filed Form 10-K was presented as of the February 16, 1999 filing date, or earlier as indicated, and has not been updated in this amended filing.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   PART I

Item 1.    Business....................................................    3
Item 2.    Properties..................................................    9
Item 3.    Legal Proceedings...........................................    9
Item 4.    Submission of Matters to a Vote of Security Holders.........   10

                                  PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................   11
Item 6.    Selected Consolidated Financial Data........................   12
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   13
Item 8.    Financial Statements and Supplementary Data.................   24
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   40

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant..........   40
Item 11.   Executive Compensation......................................   41
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   47
Item 13.   Certain Relationships and Related Transactions..............   48

                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   48

SIGNATURES.............................................................   50

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers -- See the section entitled "Executive Officers" in
         Part I, Item 1 hereof.

BOARD OF DIRECTORS

     The members of the Board of Directors of the Company and their ages as of April 1, 1999, are as follows:

                  NAME                     AGE                  PRINCIPAL OCCUPATION
                  ----                     ---                  --------------------
Conrad J. Dell'Oca.......................  57    Chairman of the Board
Jai P. Shin..............................  57    Executive Vice President, Business Development
Walter Kortschak.........................  39    General Partner, Summit Partners
Jeffrey D. Saper.........................  50    Member, Wilson Sonsini Goodrich & Rosati, P.C.
Ronald K. Bell...........................  56    Chief Executive Officer, Equator Technologies, Inc.

     CONRAD J. DELL'OCA has served as a director of the Company since January 1992. He also served as President of the Company from January 1992 to January 1999 and as Chief Executive Officer of the Company since February 1992 to January 1999. In addition, since February 1997, Mr. Dell'Oca has served as Chairman of the Board. From May 1981 to 1991, Mr. Dell'Oca was Vice President, Research and Development of LSI Logic Corporation ("LSI Logic"), a semiconductor manufacturer. Mr. Dell'Oca received a B.A.Sc. and M.A.Sc. in Engineering Physics and a Ph.D. in Electrical Engineering from the University of British Columbia.

     JAI P. SHIN has served as Executive Vice President of the Company since November 1996 and as a director of the Company since January 1992. From January 1992 to November 1996, Mr. Shin served as Vice President, Business Development of the Company, and from January 1992 to November 1996, Mr. Shin served as Chief Financial Officer of the Company. From January 1986 to December 1989, Mr. Shin served as President of LSI Logic Korea. Mr. Shin received his B.A. and M.A. degrees in Economics from San Jose State University.

     WALTER KORTSCHAK has been a director of the Company since May 1996. Mr. Kortschak is a General Partner of Summit Partners, L.P., where he has been employed since June 1989. Summit Partners and its affiliates manage a number of venture capital funds, including Summit Ventures IV, L.P. and Summit Investors III, L.P., which are principal stockholders of the Company. Mr. Kortschak also serves as a director of Diamond Multimedia Systems, Inc., HMT Technology Corporation, Simultation Sciences, Inc. and SteriGenics International, Inc.

     JEFFREY D. SAPER has been Secretary and a director of the Company since May 1996. Mr. Saper has been a member of Wilson Sonsini Goodrich & Rosati, P.C., legal counsel to the Company, since 1980. Mr. Saper is also a director of Diamond Multimedia Systems, Inc. and Proxim, Inc.

     RONALD K. BELL has served as Chief Executive Officer of Equator Technologies, Inc., a multimedia processor company, since February 1998. From October 1997 to 1998, Mr. Bell was Vice President, Engineering and Chief Operations Officer at Equator Technologies, Inc. From November 1995 to 1997, he was Vice President, Advanced Architecture and Consumer Products Divisions and General Manager, Consumer Products Division of LSI Logic Corporation, a semiconductor manufacturer. Mr. Bell received a B.S. in Electrical Engineering and a M.S. in Computer Science from the University of Utah.

     There are no family relationships among any directors or executive officers of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on its review of copies of filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, received by it, or written representations from certain reporting persons, the Company believes that during fiscal 1998, all Section 16 filing requirements were met.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth all compensation received for services rendered to the Company and the Company's subsidiaries in all capacities during the last three fiscal years by (i) the Company's Chief Executive Officer and
(ii) the four other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during fiscal 1998 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG TERM
                                                       ANNUAL COMPENSATION(1)               COMPENSATION
                                           ----------------------------------------------   ------------
                                           FISCAL                          OTHER ANNUAL        AWARDS
       NAME AND PRINCIPAL POSITION          YEAR     SALARY    BONUS(2)   COMPENSATION(3)     OPTIONS
       ---------------------------         ------   --------   --------   ---------------   ------------
Conrad J. Dell'Oca.......................   1998    $209,000   $120,000            --              --
  Former Chief Executive                    1997     191,617    120,000            --              --
  Officer and President                     1996     174,372     50,000      $103,070              --
Jai P. Shin..............................   1998     191,563    120,000            --              --
  Executive Vice President                  1997     175,628    120,000            --              --
                                            1996     159,831     50,000       103,070              --
Yen Chang................................   1998     170,469    120,000            --              --
  Senior Vice President, Engineering        1997     156,281    120,000        80,676              --
                                            1996     142,206     50,000        55,500              --
Charles R. Olson(4)......................   1998     170,226     60,938            --              --
  Former Vice President, Sales              1997      76,173     29,500            --         275,000
Mitchell D. Bohn(5)......................   1998     170,077     85,000            --         600,000
  Former Chief Financial Officer

---------------
(1) Excludes perquisites and other personal benefits which for each Named Executive Officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for such officer.

(2) Includes bonus awards earned for performance in the fiscal year noted even though such amounts are payable in subsequent years. Excludes bonus awards paid in the fiscal year noted but earned in prior years.

(3) Represents incentive payments based on revenue from certain contracts. Includes incentive payments earned in the fiscal year indicated even if such bonuses were paid in a subsequent fiscal year.

(4) Mr. Olson joined the Company in July 1997 and left the Company on October 26, 1998.

(5) Mr. Bohn joined the Company in February 1998 and left the Company on December 14, 1998.

                       OPTION GRANTS IN FISCAL YEAR 1998

     The following table sets forth certain information concerning grants of stock options to each of the Named Executive Officers during the fiscal year ended November 30, 1998.

                                 INDIVIDUAL GRANTS(1)
                     ---------------------------------------------
                               % OF TOTAL                            POTENTIAL REALIZABLE VALUE AT
                                OPTIONS                               ANNUAL RATES OF STOCK PRICE
                               GRANTED TO   EXERCISE                    APPRECIATION FOR OPTION
                               EMPLOYEES     OR BASE                            TERM(2)
                     OPTIONS   IN FISCAL    PRICE PER   EXPIRATION   -----------------------------
       NAME          GRANTED      YEAR        SHARE        DATE           5%             10%
       ----          -------   ----------   ---------   ----------   ------------   --------------
Conrad J. Dell'Oca        --      --             --             --           --               --
Jai P. Shin               --      --             --             --           --               --
Yen Chang                 --      --             --             --           --               --
Charles R. Olson          --      --             --             --           --               --
Mitchell D. Bohn(3)  400,000       7%         $2.66      9/22/2008     $669,143       $1,695,742
                     200,000       3%          1.94     12/01/2008      244,011          618,372

---------------

(1) Each of these options was granted pursuant to the Company's 1996 Stock Plan (the "Stock Plan") and is subject to the terms of such plan. These options were granted at an exercise price equal to the fair market value of the Company's Common Stock as determined by the Board of Directors of the Company on the date of grant and, as long as the optionee maintains continuous employment with the Company, vest over a four year period at the rate of one-fourth of the shares on the first anniversary of the date of grant and 1/48 of the remaining shares per month thereafter.

(2) In accordance with the rules of the Securities and Exchange Commission (the "Commission"), shown are the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option term. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Commission and do not represent the Company's estimate or projection of future increases in the price of its Common Stock.

(3) The information in the table reflects Mr. Bohn's participation in the Company's option exchange program in September 1998.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information concerning options exercised by the Named Executive Officers in fiscal 1998, and exercisable and unexercisable stock options held by each of the Named Executive Officers as of November 30, 1998.

                                                            FISCAL YEAR-END OPTION VALUES
                                              ---------------------------------------------------------
                                                                               VALUE OF UNEXERCISED
                                                 NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS AT
                       SHARES                 OPTIONS AT FISCAL YEAR END        FISCAL YEAR END(1)
                     ACQUIRED ON    VALUE     ---------------------------   ---------------------------
       NAME           EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
       ----          -----------   --------   -----------   -------------   -----------   -------------
Conrad J. Dell'Oca       --              --       --                --          --                --
Jai P. Shin              --              --       --                --          --                --
Yen Chang                --              --       --                --          --                --
Charles R. Olson         --              --       --                --          --                --
Mitchell D. Bohn(2)      --              --       --           600,000          --           $49,600

---------------
(1) The value of an "in the money" option represents the difference between the exercise price of such option and the fair market value of the Company's Common Stock at November 30, 1998 ($2.188 per share) multiplied by the total number of shares subject to the option.

(2) The information in the table reflects Mr. Bohn's participation in the Company's option exchange program in September 1998.

COMPENSATION OF DIRECTORS

     Outside directors receive $10,000 per year for serving on the Board of Directors, $1,000 for attendance at each Board meeting and $2,000 per year for serving as a member of the Audit or Compensation Committees. Outside directors are reimbursed for all reasonable expenses incurred by them in attending Board and Committee meetings. In addition, each outside director is eligible to participate in the Company's 1997 Director Stock Option Plan (the "Director Plan"). Under the Director Plan, each outside director is automatically granted a nonstatutory option to purchase 25,000 shares of Common Stock upon the date upon which such person first becomes a outside director. In addition, each director who has been an outside director for at least six (6) months will automatically receive a nonstatutory option to purchase 5,000 shares of Common Stock upon such director's annual reelection to the Board by the stockholders. Options granted under the Director Plan have a term of ten (10) years unless terminated sooner upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan. The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Options granted under the Director Plan are subject to cumulative yearly vesting over a four (4) year period commencing at the date of grant. In fiscal 1998, Mr. Saper was granted an option to purchase 5,000 shares of Common Stock at an exercise price of $8.00 per share pursuant to the Company's 1996 Stock Option Plan.

TEN YEAR OPTION REPRICINGS

     The following table sets forth certain information with respect to the Company's exchange of outstanding options with its executive officers. For further information with respect to such option exchanges, see "Report of the Compensation Committee of the Board of Directors."

                                                                                             LENGTH OF
                                                                                             ORIGINAL
                                                             MARKET                         OPTION TERM
                                            SECURITIES       PRICE                           REMAINING
                                            UNDERLYING    OF STOCK AT       EXERCISE        (IN YEARS)
                                             OPTIONS        TIME OF       PRICE AT TIME       AT DATE
             NAME                 DATE       REPRICED     REPRICING(1)    OF REPRICING     OF REPRICING
             ----               --------    ----------    ------------    -------------    -------------
Mitchell D. Bohn..............  09/22/98     400,000         $2.66            $2.94             10
                                12/11/98     200,000          1.94             2.94             10

---------------
(1) The market price of stock at time of repricing is the new exercise price of each such option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors currently consists of Messrs. Kortschak and Bell. Mr. Y.S. Fu also served on the Compensation Committee during fiscal 1998 until December 1998. None of such individuals has been or is an officer or an employee of the Company. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

     The members of the Compensation Committee of the Board of Directors are Messrs. Kortschak and Bell. Mr. Fu was also a member of the Compensation Committee during fiscal 1998 until December 1998. All such members are outside directors. The Compensation Committee reviews compensation levels of senior management and recommends salaries and other compensation paid to senior management to the Company's Board of Directors for approval.

     Compensation Philosophy. The Company's executive pay programs are designed to attract and retain executives who will contribute to the Company's long-term success, to reward executives for achieving both short and long-term strategic Company goals, to link executive and stockholder interests through equity-based plans, and to provide a compensation package that recognizes individual contributions and Company performance. A meaningful portion of each executive's total compensation is intended to be variable and to relate to and be contingent upon Company performance. The Company's compensation philosophy is that cash compensation must be competitive with other technology companies of comparable size to help motivate and retain existing staff and provide a strong incentive to achieve specific Company goals. The Company believes that the use of stock options as a long-term incentive links the interests of the employees to that of the stockholders and motivates key employees to remain with the Company to a degree that is critical to the Company's long-term success.

     In July 1998, the Company's Board of Directors approved an option exchange program for all employees who were not directors of the Company whereby all such employees that held options with exercise prices in excess of $5.75 per share were offered the opportunity to exchange such options for new options at $5.75 per share, which was the fair market value of the Common Stock on the date of the exchange program. In order to participate in the option exchange program, employees were required to restart the vesting period for their options such that the vesting commencement date would be July 6, 1998. The Board undertook this action in light of the then recent reduction in the trading price of the Company's Common Stock and in consideration of the importance to the Company of retaining its employees by offering them appropriate equity incentives. The Board also considered the highly competitive environment for obtaining and retaining qualified employees and the overall benefit to the Company's stockholders from a highly motivated group of employees.

     In September 1998, the Company's Board of Directors approved an option exchange program for all employees of the Company whereby all such employees that held options with exercise prices in excess of $2.66 per share were offered the opportunity to exchange such options for new options at $2.66 per share, which was the fair market value of the Common Stock on the date of the exchange program. To the extent that any option holder exchanged shares in excess of the option plan's annual share limit, those excess options would be exchanged for new options at $1.94 per share, which was the fair market value of the Common Stock on December 1, 1998. In order to participate in the option exchange program, employees were required to restart the vesting period for their options such that the vesting commencement date would be September 22, 1998 and December 1, 1998 for those options in excess of the annual share limit. The Board undertook this action in light of the then recent reduction in the trading price of the Company's Common Stock and in consideration of the importance to the Company of retaining its employees by offering them appropriate equity incentives. The Board also considered the highly competitive environment for obtaining and retaining qualified employees and the overall benefit to the Company's stockholders from a highly motivated group of employees.

     Components of Executive Compensation. The two key components of the Company's senior management compensation program in fiscal 1998 were base salary and long-term incentives, represented by the Company's stock option program. The Compensation Committee utilizes an industry recognized independent annual survey of companies to determine whether the Company's senior management compensation is within the competitive range. Base salary is set for each senior manager commensurate with that person's level of responsibility and within the parameters of companies of comparable size within the semiconductor industry.

     It is the policy of the Company, and the members of the Committee believe that it is consistent with practices of comparable companies in the industry, that bonus compensation should comprise a meaningful portion of the annual total compensation of senior management. Messrs Dell'Oca, Shin, Chang, Olson and Bohn were paid bonuses in 1998 in the amount of $120,00, $120,000, $120,000, $60,938 and $85,000, respectively. All such bonuses were paid based on achievement of management business objectives.

     Stock options are generally granted when a senior manager joins the Company and additional options may be granted from time-to-time thereafter. The options granted to each senior manager vest over a four (4) year period. In addition to the stock option program, senior managers are eligible to participate in the Company's 1997 Employee Stock Purchase Plan.

     Other elements of executive compensation include participation in Company-wide medical and dental benefits and the ability to defer compensation pursuant to a 401(k) plan, and a non-qualified deferred compensation program. The Company does not match annual contributions under the 401(k) plan at this time.

     The Compensation Committee has considered the potential impact of Section 162(m) of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the "Section"). The Section disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1 million in any taxable year for any of the Named Executive Officers, unless such compensation is performance-based. Since the cash compensation of each of the Named Executive Officers is below the $1 million threshold and the Compensation Committee believes that any options granted under the Company's Stock Plan will meet the requirements of being performance-based, the Compensation Committee believes that the Section will not reduce the tax deduction available to the Company. The Company's policy is to qualify, to the extent reasonable, its executive officers' compensation for deductibility under applicable tax laws. However, the Compensation Committee believes that its primary responsibility is to provide a compensation program that will attract, retain and reward the executive talent necessary to the Company's success. Consequently, the Compensation Committee recognizes that the loss of a tax deduction could be necessary in some circumstances.

                                          Compensation Committee of the Board of
                                          Directors

                                          Ronald K. Bell
                                          Walter Kortschak

COMPARISON OF TOTAL CUMULATIVE STOCKHOLDER RETURN

     The following graph sets forth the Company's total cumulative stockholder return compared to the Nasdaq Stock Market and the Nasdaq Electronic Components Stock Index for the period April 27, 1998 (the date of the Company's initial public offering) through November 30, 1998. Total stockholder return assumes $100 invested at the beginning of the period in the Common Stock of the Company, the stocks represented in the Nasdaq Stock Market and the Nasdaq Electronic Components Stock Index, respectively. Total return also assumes reinvestment of dividends; the Company has paid no dividends on its Common Stock.

     Historical stock price performance should not be relied upon as indicative of future stock price performance.

                 COMPARISON OF 7 MONTH CUMULATIVE TOTAL RETURN*
       AMONG ASPEC TECHNOLOGY, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                   AND THE NASDAQ ELECTRONIC COMPONENTS INDEX

                                                    ASPEC TECHNOLOGY,             NASDAQ STOCK              NASDAQ ELECTRONIC
                                                          INC.                    MARKET (U.S.)                COMPONENTS
                                                    -----------------             -------------             -----------------
4/28/98                                                  100.00                      100.00                      100.00
5/98                                                      87.00                       96.00                       89.00
8/98                                                      17.00                       82.00                       80.00
11/98                                                     16.00                      107.00                      121.00

        * INVESTED ON 4/28/98 IN STOCK OR INDEX.
          INCLUDING REINVESTMENT OF DIVIDENDS.
          FISCAL YEAR ENDING NOVEMBER 30.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHARE OWNERSHIP

     As of March 19, 1999, the following persons were known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock:

                                                           BENEFICIAL OWNERSHIP
                                                           --------------------
                          NAME                              NUMBER      PERCENT
                          ----                             ---------    -------
Conrad J. Dell'Oca.......................................  2,625,304      9.2%
Summit Partners, L.P.(1).................................  2,601,008      9.2%
WK Technology(2).........................................  2,601,008      9.2%
Yen Chang................................................  2,429,070      8.6%
Jai P. Shin..............................................  2,012,126      7.1%

---------------

(1) Includes 2,490,724 shares held by Summit Venture IV, L.P. ("Summit IV") and 110,284 shares held by Summit Investors III, L.P. ("Summit Investors III"). Summit Partners IV, L.P. is the general partner of Summit IV. Stamps, Woodsum & Co. IV is the general partner of Summit Partners IV, L.P. Mr. Kortschak, a director of the Company, is a general partner of Stamps, Woodsum & Co. IV and Summit Investors III. Mr. Kortshak disclaims beneficial ownership of such shares held by Summit IV and Summit Investors III, except to the extent of his pecuniary interest therein.

(2) Includes 510,992 shares held by WK Technology Fund, 510,992 shares held by WK Technology Fund II, 1,343,730 shares held by WK Technology Fund III and 235,294 shares held by WK Technology Fund IV.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the beneficial ownership of the Company's Common Stock as of March 19, 1999 (i) by each director of the Company, (ii) by the Company's Chief Executive Officer and the four other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during fiscal 1998, and (iii) by all current directors and executive officers as a group:

                                                           BENEFICIAL OWNERSHIP
                                                           --------------------
                          NAME                              NUMBER      PERCENT
                          ----                             ---------    -------
Conrad J. Dell'Oca.......................................  2,625,304      9.2%
Jai P. Shin..............................................  2,012,126      7.1%
Yen Chang................................................  2,429,070      8.6%
Walter Kortschak(1)......................................  2,601,008      9.2%
Jeffrey D. Saper(2)......................................    176,046        *
Charles R. Olson(3)......................................         --       --
Mitchell D. Bohn(4)......................................         --       --
All directors and executive officers as a group (8
  persons)...............................................  9,843,554     34.7%

---------------

 *  Less than 1%

(1) Includes 2,490,724 shares held by Summit Venture IV, L.P. ("Summit IV") and 110,284 shares held by Summit Investors III, L.P. ("Summit Investors III"). Summit Partners IV, L.P. is the general partner of Summit IV. Stamps, Woodsum & Co. IV is the general partner of Summit Partners IV, L.P. Mr. Kortschak, a director of the Company, is a general partner of Stamps, Woodsum & Co. IV and Summit Investors III. Mr. Kortshak disclaims beneficial ownership of such shares held by Summit IV and Summit Investors III, except to the extent of his pecuniary interest therein.

(2) Includes 140,922 shares held by WS Investment Company 96-A, an investment fund of Wilson Sonsini Goodrich & Rosati, P.C. ("WSG&R"). Mr. Saper disclaims beneficial ownership of the shares held by WSG&R, except to the extent of his proportionate partnership interest therein.

(3) Mr. Olson left the Company on October 26, 1998.

(4) Mr. Bohn left the Company on December 14, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

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

EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
3.1(1)       Restated Certificate of Incorporation of Registrant.
3.3(1)       Bylaws of Registrant.
4.2(1)       Form of Common Stock Certificate.
10.1(1)      Form of Indemnification Agreement.
10.2(1)*     1996 Stock Plan, as amended, and form of Stock Option
             Agreement.
10.3(1)*     1997 Employee Stock Purchase Plan, as amended, and form of
             Subscription Agreement.
10.4(1)*     1997 Director Stock Option Plan and form of Director Option
             Agreement.
21.1(1)      Subsidiaries of the Registrant.
23.1         Consent of Independent Accountants.
27.1(2)      Financial Data Schedule.

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

(2) Incorporated by reference to the Company's Annual Report on Form 10-K filed February 16, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Clara, State of California, on the 5th day of April, 1999.

                                          ASPEC TECHNOLOGY, INC.

                                          By:    /s/ R. MICHAEL O'MALLEY
                                            ------------------------------------
                                                    R. Michael O'Malley
                                                Chief Financial Officer and
                                               Acting Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Annual Report on Form 10-K has been signed below on April 5, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

                 SIGNATURE                                         TITLE
                 ---------                                         -----

/s/ DOUGLAS E. KLINT*                           Acting Chief Executive Officer and Acting
--------------------------------------------    President (Principal Executive Officer)
(Douglas E. Klint)

/s/ R. MICHAEL O'MALLEY                         Chief Financial Officer and Acting Chief
--------------------------------------------    Operating Officer (Principal Financial and
(R. Michael O'Malley)                           Accounting Officer)

/s/ CONRAD J. DELL'OCA*                         Chairman of the Board
--------------------------------------------
(Conrad J. Dell'Oca)

/s/ JAI P. SHIN*                                Director
--------------------------------------------
(Jai P. Shin)

/s/ WALTER KORTSCHAK*                           Director
--------------------------------------------
(Walter Kortschak)

/s/ JEFFREY D. SAPER*                           Director
--------------------------------------------
(Jeffrey D. Saper)

*By:    /s/ R. MICHAEL O'MALLEY
     ---------------------------------
            R. Michael O'Malley
             Attorney-in-fact

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
  3.1(1)   Restated Certificate of Incorporation of Registrant.
  3.3(1)   Bylaws of Registrant.
  4.2(1)   Form of Common Stock Certificate.
 10.1(1)   Form of Indemnification Agreement.
 10.2(1)*  1996 Stock Plan, as amended, and form of Stock Option
           Agreement.
 10.3(1)*  1997 Employee Stock Purchase Plan, as amended, and form of
           Subscription Agreement.
 10.4(1)*  1997 Director Stock Option Plan and form of Director Option
           Agreement.
 21.1(1)   Subsidiaries of the Registrant.
 23.1      Consent of Independent Accountants.
 27.1(2)   Financial Data Schedule.

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

(2) Incorporated by reference to the Company's Annual Report on Form 10-K filed February 16, 1999.