Form 10-Q
period 1999-02-28
ASPEC TECHNOLOGY INC
filed 1999-04-14
CIK 1031911

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                for the Quarterly Period Ended February 28, 1999

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

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    The number of shares of the Registrant's Common Stock outstanding as of February 28, 1999 was 28,398,222.

                             ASPEC TECHNOLOGY, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 28, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           a)  Condensed Consolidated Statements of Income for the
               three months ended February 28, 1999 and 1998................  3

           b)  Condensed Consolidated Balance Sheets at February 28, 1999
               and November 30, 1998........................................  4

           c)  Condensed Consolidated Statements of Cash Flows for the
               three months ended February 28, 1999 and 1998................  5

           d)  Notes to Condensed Consolidated Financial Statements.........  6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings................................................ 18

Item 6.    Exhibits and Reports on Form 8-K................................. 19


SIGNATURES.................................................................. 19

                          PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                             ASPEC TECHNOLOGY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             QUARTER ENDED
                                                              FEBRUARY 28,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
Revenue                                                  $  2,896      $  5,174
Cost of revenue                                             4,218         2,709
                                                         --------      --------

Gross profit                                               (1,322)        2,465
                                                         --------      --------
Operating expenses:
       Research and development                             1,152           431
       Sales and marketing                                  1,361         1,266
       General and administrative                           1,207           873
       Amortization - goodwill                                167            --
                                                         --------      --------
             Total operating expenses                       3,887         2,570
                                                         --------      --------

Income (loss) from operations                              (5,209)         (105)
Interest income, net                                          548            22
                                                         --------      --------

Income (loss) before income taxes                          (4,661)          (83)
Provision for income taxes                                     --           (32)
                                                         --------      --------

Net income (loss)                                          (4,661)          (51)
Accretion of redeemable preferred stock                        --           212
                                                         --------      --------
Income (loss) attributable to common stockholders        $ (4,661)     $   (263)
                                                         ========      ========
Basic earnings (loss) per share                          $  (0.17)     $  (0.01)
                                                         ========      ========
Shares used in basic per share calculation                 28,055        21,288
                                                         ========      ========
Diluted earnings (loss) per share                        $  (0.17)     $  (0.01)
                                                         ========      ========
Shares used in diluted per share calculation               28,055        21,288
                                                         ========      ========

     See accompanying notes to condensed consolidated financial statements.

                             ASPEC TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS
                                                       FEBRUARY 28,    NOV. 30,
                                                           1999          1998
                                                       -----------     --------
                                                       (UNAUDITED)        (1)
Current assets:
   Cash and equivalents                                  $ 36,121      $ 42,480
   Accounts receivable (net of allowances
      of $1,243 and $1,271)
         Billed                                             4,507         5,165
         Unbilled                                           1,649         2,231
   Income taxes receivable                                    679           679
   Prepaid  expenses                                          947           882
   Inventory                                                  206           167
   Deferred income taxes                                    2,100         2,100
                                                         --------      --------
         Total current assets                              46,209        53,704
Property and equipment - net                               11,843        12,297
Investments                                                 3,169           840
Other assets                                                3,381         3,622
                                                         --------      --------

TOTAL                                                    $ 64,602      $ 70,463
                                                         ========      ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                                      $  3,596      $  3,326
   Accrued liabilities                                      1,942         3,104
   Customer advances                                        3,872         4,206
                                                         --------      --------
      Total current liabilities                             9,410        10,636

Deferred liabilities - rent                                    52            52
Other liabilities - long term                               1,000         1,000
                                                         --------      --------
      Total liabilities                                    10,462        11,688

Stockholders' equity (deficiency):
   Common stock                                            86,198        86,198
   Stockholders' notes receivable                            (181)         (184)
   Deferred stock compensation                                (47)          (70)
   Retained earnings (deficit)                            (31,830)      (27,169)
                                                         --------      --------
      Total stockholders' equity (deficiency)              54,140        58,775
                                                         --------      --------

TOTAL                                                    $ 64,602      $ 70,463
                                                         ========      ========

(1) The balance sheet at November 30, 1998 has been derived from the consolidated audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.

                              ASPEC TECHNOLOGY, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               FEBRUARY 28,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $ (4,661)     $    (51)
Adjustments from operating activities:
  Depreciation and amortization                             1,845           524
  Deferred income taxes                                        --          (699)
  Stock compensation expense                                   23            26
  Changes in assets and liabilities
    Accounts receivable:
      Billed                                                 (658)         (174)
      Unbilled                                               (582)       (1,051)
    Prepaid expenses and other assets                         (42)           75
    Inventory                                                  39            --
    Accounts payable                                         (270)         (185)
    Accrued liabilities                                     1,162            --
    Income taxes payable                                       --           597
    Customer advances                                         334         1,246
                                                         --------      --------
    NET CASH USED FOR OPERATING ACTIVITIES                 (2,810)          308
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                      (1,223)         (380)
  Investment in joint venture corporation                  (2,329)           --
                                                         --------      --------
    NET CASH USED FOR INVESTING ACTIVITIES                 (3,552)         (380)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                         --           229
  Collection of stockholder notes receivable                    3             9
                                                         --------      --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                   3           238
                                                         --------      --------

Net increase (decrease) in cash and equivalents            (6,359)          166
Cash and equivalents, beginning of period                  42,480         2,524
                                                         --------      --------
CASH AND EQUIVALENTS, END OF PERIOD                      $ 36,121      $  2,690
                                                         ========      ========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                             $     --      $    114
                                                         ========      ========
  Accretion of redeemable preferred stock                $     --      $    212
                                                         ========      ========

     See accompanying notes to condensed consolidated financial statements.

                             ASPEC TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1999 or for any other period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended Novemer 30, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 16, 1999.


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

     A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                              QUARTER ENDED
                                                               FEBRUARY 28,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
                                                               (UNAUDITED)
Net income (loss) attributable to common stockholders    $ (4,661)     $   (263)
                                                         --------      --------
Denominator-basic EPS common stock outstanding             28,055        21,288
                                                         --------      --------
Basic earnings (loss) per share                          $  (0.17)     $  (0.01)
                                                         --------      --------

Denominator-Diluted EPS:
     Denominator-Basic EPS                                 28,055        21,288
     Effect of dilutive securities:
         Weighted average common shares subject to
            repurchase rights                                  --            --
         Weighted average common share equivalents
            related to stock purchase rights and
            options                                            --            --
                                                         --------      --------
                                                           28,055        21,288
                                                         --------      --------

Diluted earnings (loss) per share                        $  (0.17)     $  (0.01)
                                                         --------      --------

3.   NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Aspec implemented FAS 130 during the first quarter of fiscal 1999 and has restated its prior periods to comply with the standard. There is no difference between the Company's net loss and its total comprehensive income for the three month periods ended February 28, 1998 and 1999.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's financial position, results of operations or cash flows. SFAS No. 131 is effective for the Company's 1999 fiscal year that commenced December 1, 1998 with interim reporting required in the second fiscal year.


4.   INVESTMENT

     The Company entered into a Joint Venture Agreement with certain Korean investors dated December 18,1998, to establish a joint venture corporation in South Korea named SLIM Technology Co., Ltd, for the purpose of developing and providing design implementation technology for the design of ASIC and semi-custom integrated circuits and providing design services for ASICs. The Company invested $2.3 million in this joint venture representing a 40% interest in SLIM Technology Co., Ltd.


5.   CONTINGENCIES

SUPERIOR COURT FOR THE STATE OF CALIFORNIA
On July 1, 1998, a class action lawsuit, Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037 ("the Jonas Complaint"), was filed in the Superior Court for the State of California, County of Santa Clara. The Jonas Complaint alleged that Aspec and certain of its officers, directors, and the underwriters of the Company's initial public offering, violated California Corporations Code Sections 25400 and 25500, and California Business and Professions Code Sections 17200 and 17500 by making false and misleading statements about Aspec's financial condition. The action was purportedly brought on behalf of all persons who purchased Aspec stock during the period from April 28, 1998 and June 25, 1998. On July 2, 1998, July 27, 1998, and August 17, 1998,
three additional complaints were filed in state court against Aspec and certain of its officers, directors, entitled respectively, William Neuman, et al. v. Aspec Technology, Inc., et al., No. CV-775089 ("the Neuman Complaint"); Martin
L. Klotz, on behalf of the Martin Klotz Defined Benefit Profit Sharing Plan, et al. v. Aspec Technology, Inc., et al., No. CV-775591 ("the Klotz Complaint"); Glen O. Ressler and Thelma M. Ressler, et al,. v. Aspec Technology, Inc., et al., No. CV-776065 ("the Ressler Complaint"). In addition to alleging the same violations of the Corporations Code as the other three complaints, the Klotz complaint also alleged violations of Sections 11, 12, and 15 of the Securities Exchange Act of 1933, and a class period of April 28, 1998 through June 30, 1998. The complaints sought unspecified damages.

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

NASDAQ INQUIRY
On September 4, 1998, the Company received an informal request for information from the NASDAQ Listing Investigations Staff. NASDAQ requested information concerning the Company's financial accounting and internal controls. The Company has provided information in response to the informal inquiry. NASD held a de-listing inquiry on December 17, 1998 at which the Company appeared through counsel and provided information. On February 25, 1999, the Company was notified by NASDAQ that the NASDAQ Listing's Qualification Panel (the "Panel") had determined that the Company was currently complying with all requirements for continued inclusion on the NASDAQ National Market and the Company's securities will continue to be listed on the NASDAQ National Market.

SEC INQUIRY
In January 1999, the Company received an informal inquiry from the Securities and Exchange Commission ("SEC"). The Company has provided information in response to the SEC's inquiry.

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

     Since the second half of fiscal 1998, the Company has had significantly reduced revenues primarily due to the shift in industry pricing practice by a major competitor from up-front license fees to a royalty based model. This change is expected to continue to have a material adverse impact on the Company's revenue in future quarters. Although the Company has taken actions to reduce costs, the substantially reduced revenue levels have resulted in significant operating losses for the past two quarters. These losses will continue unless the Company is able to increase revenues or significantly reduce its costs.

     The majority of the Company's revenue comes from license fees for the Company's SIP products. A license is required for each foundry used by the customer as well as for each process technology employed. The Company also realizes revenue from service and maintenance fees. Typically a customer licenses a bundle of products which is accompanied by documentation and training. The license of the Company's products typically involves a lengthy sales cycle of up to 12 months because the license generally involves a significant commitment of capital by the customer and because Aspec's SIP is either replacing a customer's proprietary SIP or introducing entirely new SIP. These SIP products are licensed to customers on a per design basis, a per site basis or an enterprise basis. Late in the third quarter of fiscal 1998, one of the Company's major competitors announced an agreement with a major foundry whereby the foundry acquired cell libraries for a minimal up-front fee coupled with a future royalty. This change in industry pricing practice has had and is expected to continue to have a material adverse effect on the Company's revenue and operating results.

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

     A significant portion of the Company's revenue is derived from customers outside the United States, and the Company anticipates that international revenue will continue to account for a significant portion of its total revenue. Revenue from customers outside the United States, substantially all of whom are located in Asia, accounted for 54%, 53%, and 65% of revenue in fiscal 1996, 1997 and 1998, respectively, and 57% and 28% of revenue for the first three months of fiscal 1998 and 1999, respectively. International revenue decreased in the first quarter of fiscal 1999 due to soft demand for the Company's products in Korea. There can be no assurance when or if such conditions will improve. The Company has also experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At February 28, 1999, approximately 72% of the Company's accounts receivable (including unbilled receivables) were from Asian-based customers. Although the Company currently believes, based in part on continuing discussions with these customers, that its existing accounting reserves are adequate given the estimated exposure related to all of its accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on the Company's ability to collect its accounts receivable or on its business, operating results and financial condition.

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

     In December 1998, the Company entered into a Joint Venture Agreement with certain Korean investors to establish a joint venture corporation in South Korea named SLIM Technology Co., Ltd, for the purpose of developing and providing design implementation technology for the design of ASIC and semi-custom integrated circuits and providing design services for ASICs. The Company invested $2.3 million in this joint venture representing a 40% interest in SLIM Technology Co., Ltd.


RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data as a percentage of revenue:

                                                              QUARTER ENDED
                                                               FEBRUARY 28
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
Revenue                                                     100%          100%
Cost of revenue                                             146            52
                                                           ----          ----
Gross profit                                                (46)           48
Operating expenses:
       Research and development                              40             8
       Sales and marketing                                   47            25
       General and administrative                            41            17
       Amortization - goodwill                                6            --
                                                           ----          ----
             Total operating expenses                       134            50
                                                           ----          ----
Income (loss) from operations                              (180)           (2)
Interest income, net                                         19            --
                                                           ----          ----
Income (loss) before income taxes                          (161)           (2)
Provision for income taxes                                   --            (1)
                                                           ----          ----
Net income (loss)                                          (161)           (1)
Accretion of redeemable preferred stock                      --             4
                                                           ----          ----
Income (loss) attributable to common stockholders          (161%)          (5%)
                                                           ====          ====


     Revenue. Revenue decreased by 44% from $5.2 million in the quarter ended February 28, 1998 to $2.9 million in the quarter ended February 28, 1999. The decline in revenue in the first three months of fiscal 1999 compared with the same period in fiscal 1998 was primarily attributable to the shift in industry pricing practice by a major competitor from up-front license fees to a royalty based model that began in the second half of fiscal 1998. This change is expected to continue to have a material adverse impact on the Company's revenue in future quarters.

     International revenue accounted for 28% of revenue during the quarter ended February 28, 1999 compared to 57% of revenue during the quarter ended February 28, 1998. International revenue decreased in the first quarter of fiscal 1999 due to soft demand for the Company's products in Korea. There can be no assurance when or if such conditions will improve.

     Cost of revenue. Cost of revenue primarily represents the costs of personnel and other operating expenses incurred in the development and production of SIP products to customer specifications. Cost of revenue increased by 56% from $2.7 million in the quarter ended February 28, 1998 to $4.2 million in the quarter ended February 28, 1999. Cost of revenue as a percentage of revenue was 52% and 146% for the quarters ended February 28, 1998 and 1999, respectively. The absolute dollar increase in cost of revenue in the first quarter of fiscal 1999 compared with the same period in fiscal 1998 was due to
(i) hiring of additional engineering personnel and related expenses associated with customer funded development programs, (ii) costs associated with the Company's chip design service group, (iii) costs of the additional personnel who joined the Company as a result of the acquisition of SIS Microelectronics, and
(iv) costs of using outside programmers. Cost of revenue as a percentage of revenue increased over the periods primarily due to substantially reduced revenue and higher costs in the first quarter of fiscal 1999. The Company does not expect cost of revenue to increase in absolute dollars in the remaining quarters of fiscal 1999.

     Research and development. Research and development expenses represent the cost of engineering personnel and other operating expenses incurred in the development and enhancement of the Company's core technology and products not requiring significant adaptation. Research and development expenses increased by 167% from $0.4 million in the quarter ended February 28, 1998 to $1.2 million in the quarter ended February 28, 1999. Research and development expense as a percentage of revenue was 8% and 40% for the quarters ended February 28, 1998 and 1999, respectively. The absolute dollar increase in research and development expenses in the first quarter of fiscal 1999 compared with the same period in fiscal 1998 was due to increases in engineering personnel, including additional SIS Microelectronics personnel, and related expenses. Research and development expenses increased as a percentage of revenue due to higher expenses and significantly reduced revenue in the first quarter of fiscal 1999.

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and sales representatives, promotional costs and related operating expenses. Sales and marketing expenses increased by 8% from $1.3 million in the quarter ended February 28, 1998 to $1.4 million in the quarter ended February 28, 1999. Sales and marketing expense increased as a percentage of revenue from 25% to 47% for the quarters ended February 28, 1998 and 1999, respectively, primarily due to lower revenues in the first quarter of fiscal 1999. The Company does not expect sales and marketing expense to increase in absolute dollars in the remaining quarters of fiscal 1999.

     General and administrative. General and administrative expenses increased by 38% from $0.9 million in the quarter ended February 28, 1998 to $1.2 million in the quarter ended February 28, 1999. This increase resulted primarily from addition of new management and administrative personnel, and increased administrative costs. Also, beginning in the second quarter of fiscal 1998, the Company began amortizing the goodwill associated with the SIS acquisition over a five-year period. General and administrative expenses increased as a percentage of revenue from 17% to 41% for the quarter ended February 28, 1998 and 1999, respectively, primarily due to lower revenues in the first quarter of fiscal 1999. The Company does not expect general and administrative expense to increase in absolute dollars in the remaining quarters of fiscal 1999.

     The $0.7 million written off to purchased technology in the second quarter of fiscal 1998 related to the acquisition of SIS Microelectronics (see Note 5 to the Condensed Consolidated Financial Statements). The Company recorded $3.3 million of goodwill as part of this acquisition which will be amortized evenly over a five-year period.

     Interest income, net. Interest income, net increased from $22,000 in the quarter ended February 28, 1998 to $0.5 million in the quarter ended February 28, 1999. The absolute dollar increases in interest income in the first quarter of fiscal 1999 compared with the same period in fiscal 1998, were due to interest income earned on the proceeds from the Company's initial public offering which was completed in May 1998.

Liquidity and Capital Resources

     The Company has funded its operations primarily from license revenue and the net proceeds of $71.9 million from its initial public offering of Common Stock in May 1998.

     The Company's operating activities provided net cash of $0.3 million in the three month period ended February 28, 1998 and utilized net cash of $2.8 million in the three month period ended February 28, 1999. Net cash used for operating activities in the first quarter of fiscal 199 was mainly due to a net loss of $4.7 million.

     Net cash used in investing activities was $0.4 million and $3.6 million in the three month periods ended February 28, 1998 and 1999, respectively. Investing activities for the first quarter of fiscal 1999 consisted primarily of the investment in the joint venture and net purchases of property and equipment.

     Net cash provided by financing activities was $238,000 and $3,000 in the three month periods ended February 28, 1998 and 1999, respectively.

     At February 28, 1999, the Company had cash and equivalents of $36.1 million. As of February 28, 1999, the Company had a retained deficit of $31.8 million and working capital of $36.8 million. The Company anticipates approximately $2.0 million of capital expenditures over the next 12 months.

     The Company intends to continue to invest in the development of new products and enhancements to its existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs incurred in connection with the defense, settlement or payment of any damages with respect to the class action lawsuits pending against the Company and related parties, the costs and timing of the Company's product development efforts and the success of these development efforts, the costs and timing of the Company's sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license revenue, available borrowings under line of credit arrangements and other factors. The Company believes that its current cash and investment balances together with any cash generated from operations will be sufficient to meet the Company's operating and capital requirements for the next 12 months.


Other Factors Affecting Future Operating Results

     Restatement of Financial Statements. As previously announced, the Company's restatement of its consolidated financial statements for fiscal years 1996 and 1997 and the first and second quarters of fiscal 1998 reflects reductions in reported earned revenue for those years and resulted in a loss from operations for the first and second quarters of fiscal 1998. The Company also experienced a significant operating loss for the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999. The Company's public announcement of the pending restatement of its financial statements, the delay in reporting its third quarter results for fiscal 1998 while the restatement was being compiled and the related uncertainty regarding the Company's business have adversely affected the Company's financial condition and the price of the Company's common stock. These factors and other matters described herein have had, and will continue to have, a material adverse effect on the Company's business, including its financial condition and results of operations.

     Fluctuations in Future Operating Results; Dependence Upon Timely Project Completion. The Company's operating results have fluctuated in the past and are expected to fluctuate significantly on a quarterly and annual basis in the future as a result of a number of factors including the size and timing of customer orders; the Company's ability to achieve progress on percentage of completion contracts; the continuation of the shift in industry pricing practice from up-front license fees to a royalty based model; the length of the Company's sales cycle; the timing of new product announcements and introductions by the Company and its competitors; the Company's ability to successfully develop, introduce and market new products and product enhancements; market acceptance of the Company's products; the cancellation or delay of orders from major customers; the level of changes to customer requirements due to process specific changes requested by customers or changes in design rules or process technologies at semiconductor foundries, the Company's ability to retain its existing personnel; and general economic conditions. These and other factors could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Dependence on Emergence of Merchant SIP Market. The market for merchant SIP is new and emerging. The Company's ability to achieve revenue growth and profitability in the future will depend on the continued development of this market and, to a large extent, on the level of demand for complex ICs, including system-on-a-chip designs. There can be no assurance that the merchant SIP market will develop or grow at a rate sufficient to support the Company's business. If this market fails to grow or develops slower than expected, the Company's business, operating results and financial condition would be materially adversely affected. To date, the Company's SIP products have been licensed only by a limited number of customers. Many of the Company's existing and potential customers currently rely on SIP developed internally or offered by other vendors. The Company's future growth will be dependent on the adoption of, and increased reliance on, merchant SIP by both existing and potential customers. Moreover, if the Company's products do not achieve broad market acceptance, the Company's business, operating results and financial condition would be materially adversely affected. In this regard, late in the third quarter of fiscal 1998, one of the Company's major competitors announced an agreement with a major foundry whereby the foundry acquired cell libraries for a minimal up-front fee coupled with a future royalty. This change in industry pricing practice has had and is expected to continue to have a material adverse effect on the Company's revenue and operating results.

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

     Dependence Upon Continuous Product Development; Risk of Product Delays. The Company's customers operate in the semiconductor industry, which is subject to rapid technological change, frequent introductions of new products, short product life cycles, changes in customer demands and requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the Company's future success will depend on its ability to continue to enhance its existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements and that keep pace with product introductions by EDA tool companies, emerging process technologies and other technological developments in the semiconductor industry. Any failure by the Company to anticipate or respond adequately to changes in technology or customer requirements, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, operating results and financial condition. In this regard, the Company's gross margin was materially adversely effected in the quarter ended February 28, 1999 and in fiscal 1998, in part due to process technology changes implemented by the semiconductor foundries for which the Company had developed process-related performance data which required recalculation and/or recharacterization. There can be no assurance that the Company will be successful in its product development efforts, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of new or enhanced products or that such new or enhanced products will achieve market acceptance. The Company has in the past experienced delays in the release dates of certain of its products. If release dates of any new significant products or product enhancements are delayed, the Company's business, operating results and financial condition would be materially adversely affected. The Company could also be exposed to litigation or claims from its customers in the event it does not satisfy its delivery commitments. There can be no assurance that any such claim will not have a material adverse effect on the Company's business, operating results and financial condition.

     Customer Concentration; Dependence on Customers in Asia. The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue. In fiscal 1997, Tritech accounted for 10% of the Company's revenue, and the Company's seven largest customers accounted for 48% of the revenue. In fiscal 1998, Asahi Glass accounted for 13% of the Company's revenue, and five of the Company's largest customers accounted for 43% of the revenue. In the quarter ended February 28, 1999, Progate and National Semiconductor accounted for 16% and 12% of the Company's revenue, respectively, and five of the Company's largest customers accounted for 29% of the remaining revenue. The Company anticipates that the majority of its revenue will be derived from a relatively small number of customers and that sales to customers in Asia will continue to account for a significant portion of the Company's revenue. None of the Company's customers has a written agreement with the Company that obligates it to license additional products or to renew its maintenance agreement, and there can be no assurance that any customer will license additional SIP products or renew its maintenance agreement. The loss of one or more of the Company's major customers, or reduced orders by one or more of such customers, could materially adversely affect the Company's business, operating results and financial condition.

     Risks Associated With International Operations. A significant portion of the Company's revenue is derived from customers outside the United States, and the Company anticipates that international revenue will continue to account for a significant portion of its total revenue. Revenue from customers outside the United States, substantially all of whom are located in Asia, accounted for 54%, 53% and 65% of revenue in fiscal 1996, 1997, 1998, respectively and 28% of revenue for the first three months of fiscal 1999. International revenue decreased in the first quarter of fiscal 1999 due to soft demand for the Company's products in Korea. There can be no assurance when or if such conditions will improve. The Company has also experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At February 28, 1999, approximately 72% of the Company's accounts receivable (including unbilled receivables) were from Asian-based customers. Although the Company currently believes, based in part on continuing discussions with these customers, that its existing accounting reserves are adequate given the estimated exposure related to all of its accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on the Company's ability to collect its accounts receivable or on its business, operating results and financial condition.

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

     Dependence Upon Semiconductor and Electronics Industries. The Company is dependent upon the semiconductor and electronics industries. Each of these industries is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Each of these industries is highly cyclical and has periodically experienced significant downturns, often in connection with or in anticipation of decline in general economic conditions during which the number of new IC design projects often decreases. Revenue from new licenses of the Company's products is influenced by the level of design efforts by its customers, and factors negatively affecting any of these industries could have a material adverse effect on the Company's business, operating results and financial condition. In this regard, the shift in industry practice from payment of up-front license fees to a royalty based model had and will continue to have a material adverse impact on the Company's revenue in future periods. The Company's business, operating results and financial condition may also fluctuate in the future from period to period as a consequence of general economic conditions in the semiconductor or electronics industry.

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

     As of February 28, 1999, the Company held six U.S. patents which expire from 2013 to 2015 and had two U.S. patent applications pending. The Company also has twelve patent applications pending in various foreign jurisdictions. The Company expects to continue to file patent applications where appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on its patents. The Company has registered the trademarks Aspec Technology, ABOND, HDEA, I/O GEN, and Mastergen and has one trademark application pending in the United States. The process of seeking patent and trademark protection can be expensive and time consuming. There can be no assurance that patents or trademarks will issue from pending or future applications or that, if issued, such patents or trademarks will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent or trademark rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights. In addition, the laws of certain countries in which the Company's products are distributed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Accordingly, effective trademark, copyright and patent protection may be unavailable in certain foreign countries.

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

     Year 2000 Readiness Disclosure. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than a year, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

     The Company believes that there are four critical areas that require planning and execution to insure that Year 2000 issues do not impose a significant threat to the Company's operating ability. These areas are: (1) the Company's product offerings (2) the computer hardware and software systems which the Company purchases from outside suppliers and uses to produce its software product offerings (3) the operating systems used by the Company's customers to run our product offerings, and (4) the Company's internal operations and facilities.

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

(4) The Company is in the process of determing whether there may be additional Year 2000 issues with various computer software programs purchased from outside vendors for engineering and for accounting. It has identified the appropriate personnel to complete the evaluations and expects to have these reviews completed by June 1999.

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

NASDAQ INQUIRY
On September 4, 1998, the Company received an informal request for information from the NASDAQ Listing Investigations Staff. NASDAQ requested information concerning the Company's financial accounting and internal controls. The Company has provided information in response to the informal inquiry. NASD held a de-listing inquiry on December 17, 1998 at which the Company appeared through counsel and provided information. On February 25, 1999, the Company was notified by NASDAQ that the NASDAQ Listing's Qualification Panel (the "Panel") had determined that the Company was currently complying with all requirements for continued inclusion on the NASDAQ National Market and the Company's securities will continue to be listed on the NASDAQ National Market.

SEC INQUIRY
In January 1999, the Company received an informal inquiry from the Enforcement Division of the Securities and Exchange Commission ("SEC"). The Company has provided information in response to the SEC's inquiry.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         27.1   Financial Data Schedule


    (b)  Reports on Form 8-K

         None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ASPEC TECHNOLOGY, INC.

Date: April 14, 1999                    By: /s/ R. Michael O'Malley
                                        ------------------------------
                                        R. Michael O'Malley
                                        Chief Financial Officer and
                                        Acting Chief Operating Officer

                                INDEX TO EXHIBITS

EXHIBITS
--------
  27.1         Financial Data Schedule