Form 10-Q
period 1999-05-31
ASPEC TECHNOLOGY INC
filed 1999-07-15
CIK 1031911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .
                            ------------------------

                        COMMISSION FILE NUMBER 000-22565
                            ------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 774-2199
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock outstanding as of May 31, 1999 was 24,486,886.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ASPEC TECHNOLOGY, INC.

                                   FORM 10-Q

                       FOR THE QUARTER ENDED MAY 31, 1999

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.     FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements
            (a) Condensed Consolidated Statements of Income for the
            three and six months ended May 31, 1999 and 1998............    3
            (b) Condensed Consolidated Balance Sheets at May 31, 1999
                and November 30, 1998...................................    4
            (c) Condensed Consolidated Statements of Cash Flows for the
            six months ended May 31, 1999 and 1998......................    5
            (d) Notes to Condensed Consolidated Financial Statements....    6
            Management's Discussion and Analysis of Financial Condition
Item 2.     and Results of Operations...................................    9

PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings...........................................   20
Item 6.     Exhibits and Reports on Form 8-K............................   21

SIGNATURES..............................................................   21

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             ASPEC TECHNOLOGY, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        QUARTER ENDED        SIX MONTHS ENDED
                                                           MAY 31,                MAY 31,
                                                      ------------------    -------------------
                                                       1999       1998        1999       1998
                                                      -------    -------    --------    -------
Revenue.............................................  $ 1,568    $ 5,283    $  4,463    $10,457
Cost of revenue.....................................    2,629      3,505       6,847      6,214
                                                      -------    -------    --------    -------
Gross profit........................................   (1,061)     1,778      (2,384)     4,243
                                                      -------    -------    --------    -------
Operating expenses:
  Research and development..........................    2,351        533       3,503        964
  Sales and marketing...............................      927      1,461       2,288      2,727
  General and administrative........................    1,387        720       2,592      1,593
  Amortization -- goodwill..........................      167        700         334        700
                                                      -------    -------    --------    -------
          Total operating expenses..................    4,832      3,414       8,717      5,984
                                                      -------    -------    --------    -------
Loss from operations................................   (5,893)    (1,636)    (11,101)    (1,741)
Interest income, net................................      373        318         921        340
Equity losses from joint venture....................     (415)        --        (415)        --
                                                      -------    -------    --------    -------
Loss before income taxes............................   (5,935)    (1,318)    (10,595)    (1,401)
Benefit from income taxes...........................       --       (235)         --       (267)
                                                      -------    -------    --------    -------
Net loss............................................   (5,935)    (1,083)    (10,595)    (1,134)
Accretion of redeemable preferred stock.............       --      4,116          --      4,328
                                                      -------    -------    --------    -------
Loss attributable to common stockholders............  $(5,935)   $(5,199)   $(10,595)   $(5,462)
                                                      =======    =======    ========    =======
Basic loss per share................................  $ (0.21)   $ (0.22)   $  (0.38)   $ (0.24)
                                                      =======    =======    ========    =======
Shares used in basic per share calculation..........   28,066     23,835      28,061     22,561
                                                      =======    =======    ========    =======
Diluted loss per share..............................  $ (0.21)   $ (0.22)   $  (0.38)   $ (0.24)
                                                      =======    =======    ========    =======
Shares used in diluted per share calculation........   28,066     23,835      28,061     22,561
                                                      =======    =======    ========    =======

     See accompanying notes to condensed consolidated financial statements.

                             ASPEC TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                MAY 31,      NOVEMBER 30,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)        (1)
Current assets:
  Cash and equivalents......................................   $ 31,938        $ 42,480
  Accounts receivable (net of allowances of $1,237 and
     $1,271)
     Billed.................................................      3,545           5,165
     Unbilled...............................................      1,088           2,231
  Income taxes receivable...................................        733             679
  Prepaid expenses..........................................        549             882
  Inventory.................................................        169             167
  Deferred income taxes.....................................      2,100           2,100
                                                               --------        --------
          Total current assets..............................     40,122          53,704
Property and equipment -- net...............................     10,436          12,297
Investments.................................................      2,705             840
Other assets................................................      3,244           3,622
                                                               --------        --------
          TOTAL.............................................   $ 56,507        $ 70,463
                                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable..........................................   $  2,224        $  3,326
  Accrued liabilities.......................................      1,869           3,104
  Customer advances.........................................      3,418           4,206
                                                               --------        --------
          Total current liabilities.........................      7,511          10,636
Deferred liabilities -- rent................................         52              52
Other liabilities -- long term..............................      1,000           1,000
                                                               --------        --------
          Total liabilities.................................      8,563          11,688
Stockholders' equity (deficiency):
  Common stock..............................................     86,273          86,198
  Treasury stock............................................       (324)             --
  Stockholders' notes receivable............................       (181)           (184)
  Deferred stock compensation...............................        (11)            (70)
  Retained earnings (deficit)...............................    (37,764)        (27,169)
  Cumulative translation adjustment.........................        (49)             --
                                                               --------        --------
          Total stockholders' equity (deficiency)...........     47,944          58,775
                                                               --------        --------
          TOTAL.............................................   $ 56,507        $ 70,463
                                                               ========        ========

---------------
(1) The balance sheet at November 30, 1998 has been derived from the consolidated audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.

                             ASPEC TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                    MAY 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $(10,595)   $(1,134)
Adjustments from operating activities:
  Write-off of purchased technology.........................        --        700
  Depreciation and amortization.............................     3,641      1,219
  Equity losses from joint venture..........................       415         --
  Cumulative translation adjustment.........................        49         --
  Deferred income taxes.....................................        --     (1,720)
  Stock compensation expense................................        59         37
  Changes in assets and liabilities
  Accounts receivable:
     Billed.................................................    (1,620)      (818)
     Unbilled...............................................    (1,143)    (2,562)
     Income taxes receivable................................        54         --
     Prepaid expenses and other assets......................      (519)      (514)
     Inventory..............................................         2        (13)
     Accounts payable.......................................     1,102      1,360
     Accrued liabilities....................................     1,235        350
     Income taxes payable...................................        --        534
     Customer advances......................................       788      1,353
                                                              --------    -------
     NET CASH USED FOR OPERATING ACTIVITIES.................    (6,532)    (1,208)
                                                              --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (1,435)    (2,105)
  Cash acquired, net of cash spent in purchase of SIS
     Microelectronics.......................................        --         26
  Other assets..............................................        --       (258)
  Investment in joint venture corporation...................    (2,329)        --
                                                              --------    -------
     NET CASH USED FOR INVESTING ACTIVITIES.................    (3,764)    (2,337)
                                                              --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock......................................        75     72,226
  Redemption of redeemable preferred stock..................        --    (18,495)
  Repayment of borrowings...................................        --       (314)
  Repurchase of common stock................................      (324)       (12)
  Collection of stockholder notes receivable................         3        101
                                                              --------    -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES..............      (246)    53,506
                                                              --------    -------
Net increase (decrease) in cash and equivalents.............   (10,542)    49,961
Cash and equivalents, beginning of period...................    42,480      2,524
                                                              --------    -------
CASH AND EQUIVALENTS, END OF PERIOD.........................  $ 31,938    $52,485
                                                              ========    =======
Supplemental disclosure of cash flow information:
  Cash paid for income taxes................................  $     --    $   919
                                                              ========    =======
  Accretion of redeemable preferred stock...................  $     --    $ 4,328
                                                              ========    =======

     See accompanying notes to condensed consolidated financial statements.

                             ASPEC TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended May 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1999 or for any other period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended November 30, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 16, 1999.

 2. EARNINGS PER SHARE (EPS) DISCLOSURES

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). All earnings per share (EPS) data for prior periods have been restated to conform with SFAS 128.

     SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding (excluding shares subject to repurchase rights) for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Such securities are not included in loss periods as they would be antidilutive.

     A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                       QUARTER ENDED        SIX MONTHS ENDED
                                                          MAY 31,                MAY 31,
                                                     ------------------    -------------------
                                                      1999       1998        1999       1998
                                                     -------    -------    --------    -------
                                                                    (UNAUDITED)
Net loss attributable to common stockholders.......  $(5,935)   $(5,199)   $(10,595)   $(5,462)
                                                     -------    -------    --------    -------
Denominator-basic EPS common stock outstanding.....   28,066     23,835      28,061     22,561
                                                     -------    -------    --------    -------
Basic loss per share...............................  $ (0.21)   $ (0.22)   $  (0.38)   $ (0.24)
                                                     -------    -------    --------    -------
Denominator-Diluted EPS:
  Denominator-Basic EPS............................   28,066     23,835      28,061     22,561
  Effect of dilutive securities:
     Weighted average common shares subject to
       repurchase rights...........................       --         --          --         --
     Weighted average common share equivalents
       related to stock purchase rights and
       options.....................................       --         --          --         --
                                                     -------    -------    --------    -------
                                                      28,066     23,835      28,061     22,561
                                                     -------    -------    --------    -------
Diluted loss per share.............................  $ (0.21)   $ (0.22)   $  (0.38)   $ (0.24)
                                                     -------    -------    --------    -------

     Stock options to purchase 2,773,150 shares of common stock were outstanding at May 31, 1999, but were not included in the computation of diluted earnings per share because they were antidilutive.

                             ASPEC TECHNOLOGY, INC.

                                  (UNAUDITED)

 3. NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Aspec implemented FAS 130 during the first quarter of fiscal 1999 and has restated its prior periods to comply with the standard. There is no difference between the Company's net loss and its total comprehensive income for the three and six month periods ended May 31, 1998 and 1999.

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

 4. INVESTMENT

     The Company entered into a Joint Venture Agreement with certain Korean investors dated December 18,1998, to establish a joint venture corporation in South Korea named SLIM Technology Co., Ltd., for the purpose of developing and providing design implementation technology for the design of ASIC and semi-custom integrated circuits and providing design services for ASICs. In the first quarter of fiscal 1999, the Company invested $2.3 million in this joint venture representing a 40% interest in SLIM Technology Co., Ltd. The Company has recorded its share of losses in the joint venture using the equity method of accounting.

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

     On January 29, 1999, the plaintiffs consolidated the pending class action cases and filed a Consolidated Amended Complaint, styled Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037. The Consolidated Amended Complaint, purportedly brought on behalf of all persons who purchased Aspec's stock between April 27, 1998 and June 30, 1998, alleges that Aspec and certain of its officers and directors, as well as its underwriters, violated Sections 25400 and 25500 of the California Corporations Code, as well as Sections 11 and 15 of the Securities Act of 1933 (except as to the underwriters). On June 7, 1999, Aspec and

                             ASPEC TECHNOLOGY, INC.

                                  (UNAUDITED)

certain of the individual defendants filed a demurrer to the Consolidated Complaint. The demurrer is presently pending in the Superior Court.

     In addition, the plaintiffs have moved to certify a plaintiff class, and for summary judgment against the Company, solely on the Section 11 claims. The Company has not yet responded and those motions are presently pending.

     Certain of the Company's current and former officers, directors and shareholder entities were also named as defendants in a derivative lawsuit, Linda Willinger, IRA, et al. v. Conrad Dell'Oca et al., No. CV-778007, which was filed on November 12, 1998, in the Superior Court of Santa Clara County. The derivative action alleges facts similar to those in the class action and also alleges that certain of the directors caused the Company to conduct the initial public offering in order to redeem certain preferred stock. Aspec filed a demurrer to that Complaint on June 8, 1999. That demurrer is also presently pending in the Superior Court.

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

NASDAQ INQUIRY

     On September 4, 1998, the Company received an informal request for information from the NASDAQ Listing Investigations Staff. NASDAQ requested information concerning the Company's financial accounting and internal controls. The Company has provided information in response to the informal inquiry. NASD held a de-listing inquiry on December 17, 1998 at which the Company appeared through counsel and provided information. As of February 25, 1999, the NASD determined that the Company would remain listed on the NASDAQ.

SEC INQUIRY

     In January 1999, the Company received an informal inquiry from the Securities and Exchange Commission ("SEC"). The Company is continuing to provide information in response to the SEC's requests.

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

     Since the second half of fiscal 1998, the Company has had significantly reduced revenues primarily due to the shift in industry pricing practice by a major competitor from up-front license fees to a royalty based model. This change is expected to continue to have a material adverse impact on the Company's revenue in future quarters. Although the Company has taken actions to reduce costs, the substantially reduced revenue levels have resulted in significant operating losses for the past several quarters. These losses will continue unless the Company is able to increase revenues or significantly reduce its costs.

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

     A significant portion of the Company's revenue is derived from customers outside the United States, and the Company anticipates that international revenue will continue to account for a significant portion of its total revenue. Revenue from customers outside the United States, substantially all of whom are located in Asia, accounted for 54%, 53%, and 65% of revenue in fiscal 1996, 1997 and 1998, respectively, and 51% and 29% of revenue for the first six months of fiscal 1998 and 1999, respectively. International revenue decreased in the first six months of fiscal 1999 due to soft demand for the Company's products in Korea. There can be no assurance when or if such conditions will improve. The Company has also experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At May 31, 1999, approximately 79% of the Company's accounts receivable (including unbilled receivables) were from Asian-based customers. Although the Company currently believes, based in part on continuing discussions with these customers, that its existing accounting reserves are adequate given the estimated exposure related to all of its accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on the Company's ability to collect its accounts receivable or on its business, operating results and financial condition.

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

     In December 1998, the Company entered into a Joint Venture Agreement with certain Korean investors to establish a joint venture corporation in South Korea named SLIM Technology Co., Ltd, for the purpose of developing and providing design implementation technology for the design of ASIC and semi-custom integrated circuits and providing design services for ASICs. In the first quarter of fiscal 1999, the Company invested $2.3 million in this joint venture representing a 40% interest in SLIM Technology Co., Ltd. The Company has recorded its share of losses in the joint venture using the equity method of accounting.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data as a percentage of revenue:

                                                   QUARTER ENDED       SIX MONTHS ENDED
                                                      MAY 31,              MAY 31,
                                                   --------------      ----------------
                                                   1999      1998      1999       1998
                                                   ----      ----      -----      -----
Revenue..........................................   100%     100%       100%       100%
Cost of revenue..................................   168       66        153         59
                                                   ----      ---       ----        ---
Gross profit.....................................   (68)      34        (53)        41
Operating expenses:
  Research and development.......................   150       10         79          9
  Sales and marketing............................    59       28         51         26
  General and administrative.....................    88       14         58         15
  Amortization -- goodwill.......................    11       13          7          7
                                                   ----      ---       ----        ---
          Total operating expenses...............   308       65        195         57
                                                   ----      ---       ----        ---
Loss from operations.............................  (376)     (31)      (248)       (16)
Interest income, net.............................    24        6         20          3
Equity losses from joint venture.................   (27)      --         (9)        --
                                                   ----      ---       ----        ---
Loss before income taxes.........................  (379)     (25)      (237)       (13)
Benefit from income taxes........................     0       (4)         0         (2)
                                                   ----      ---       ----        ---
Net loss.........................................  (379)     (21)      (237)       (11)
Accretion of redeemable preferred stock..........    --       78         --         41
                                                   ----      ---       ----        ---
Loss attributable to common stockholders.........  (379)%    (99)%     (237)%      (52)%
                                                   ====      ===       ====        ===

     Revenue. Revenue decreased by 70% from $5.3 million in the quarter ended May 31, 1998 to $1.6 million in the quarter ended May 31, 1999. Revenue decreased by 57% from $10.5 million in the six-month period ended May 31, 1998 to $4.5 million in the six-month period ended May 31, 1999. The decline in revenue in the first six months of fiscal 1999 compared with the same period in fiscal 1998 was primarily attributable to the shift in industry pricing practice by a major competitor from up-front license fees to a royalty based model that began in the second half of fiscal 1998. This change is expected to continue to have a material adverse impact on the Company's revenue in future quarters.

     International revenue accounted for 29% of revenue in the six-month period ended May 31, 1999 compared to 51% of revenue in the six-month period ended May 31, 1998. International revenue accounted for 26% of revenue during the quarter ended May 31, 1999 compared to 48% of revenue during the quarter ended May 31, 1998. International revenue decreased in the first six months of fiscal 1999 due to soft demand for the Company's products in Korea. There can be no assurance when or if such conditions will improve.

     Cost of revenue. Cost of revenue primarily represents the costs of personnel and other operating expenses incurred in the development and production of SIP products to customer specifications. Cost of revenue decreased by 25% from $3.5 million in the quarter ended May 31, 1998 to $2.6 million in the quarter ended May 31, 1999. Cost of revenue increased by 10% from $6.2 million in the six-month period ended May 31, 1998 to $6.8 million in the six-month period ended May 31, 1999. Cost of revenue as a percentage of revenue was 66% and 168% for the quarters ended May 31, 1998 and 1999, respectively, and 59% and 153% for the six-month periods ended May 31, 1998 and 1999, respectively. The absolute dollar decrease in cost of revenue in the second quarter of fiscal 1999 compared with the same period in fiscal 1998 was due to decreased number of engineering personnel due to layoffs since October 1998 which were effected to reduce costs. The absolute dollar increase in cost of revenue in the first six months of fiscal 1999 compared with the same period in fiscal 1998 was due to (i) hiring of additional engineering personnel and related expenses associated with customer funded development programs, (ii) costs associated with the Company's chip design service group, (iii) costs of the additional personnel who joined the Company as a result of the acquisition of

SIS Microelectronics, and (iv) costs of using outside programmers. Cost of revenue as a percentage of revenue increased over the periods primarily due to substantially reduced revenue and higher costs in the first six months of fiscal 1999. The Company does not expect cost of revenue to increase in absolute dollars in the remaining quarters of fiscal 1999.

     Research and development. Research and development expenses represent the cost of engineering personnel and other operating expenses incurred in the development and enhancement of the Company's core technology and products not requiring significant adaptation. Research and development expenses increased by 341% from $0.5 million in the quarter ended May 31, 1998 to $2.4 million in the quarter ended May 31, 1999. Research and development expenses increased by 263% from $1.0 million in the six-month period ended May 31, 1998 to $3.5 million in the six-month period ended May 31, 1999. Research and development expense as a percentage of revenue was 10% and 150% for the quarters ended May 31, 1998 and 1999, respectively, and 9% and 79% for the six-month periods ended May 31, 1998 and 1999, respectively. The absolute dollar increases in research and development expenses in the second quarter and first six months of fiscal 1999 compared with the same periods in fiscal 1998 were due to increases in engineering personnel, including additional SIS Microelectronics personnel, and related expenses. Research and development expenses increased as a percentage of revenue due to higher expenses and significantly reduced revenue in the second quarter and first six months of fiscal 1999.

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and sales representatives, promotional costs and related operating expenses. Sales and marketing expenses decreased by 37% from $1.5 million in the quarter ended May 31, 1998 to $0.9 million in the quarter ended May 31, 1999. Sales and marketing expenses decreased by 16% from $2.7 million in the six-month period ended May 31, 1998 to $2.3 million in the six-month period ended May 31, 1999. Sales and marketing expense increased as a percentage of revenue from 28% to 59% for the quarters ended May 31, 1998 and 1999, respectively, primarily due to lower revenues in the second quarter of fiscal 1999. The Company does not expect sales and marketing expense to increase in absolute dollars in the remaining quarters of fiscal 1999.

     General and administrative. General and administrative expenses increased by 93% from $0.7 million in the quarter ended May 31, 1998 to $1.4 million in the quarter ended May 31, 1999. General and administrative expenses increased by 63% from $1.6 million in the six-month period ended May 31, 1998 to $2.6 million in the six-month period ended May 31, 1999. This increase resulted primarily from addition of new management and administrative personnel, increased administrative costs, and an increase of $0.3 million to the bad debt reserve in the quarter ended May 31, 1999. Also, beginning in the second quarter of fiscal 1998, the Company began amortizing the goodwill associated with the SIS acquisition over a five-year period. General and administrative expenses increased as a percentage of revenue from 14% to 88% for the quarter ended May 31, 1998 and 1999, respectively, primarily due to lower revenues in the second quarter of fiscal 1999. The Company does not expect general and administrative expense to increase in absolute dollars in the remaining quarters of fiscal 1999.

     The $0.7 million written off to purchased technology in the second quarter of fiscal 1998 related to the acquisition of SIS Microelectronics. The Company recorded $3.3 million of goodwill as part of this acquisition which is being amortized evenly over a five-year period.

     Interest income, net. Interest income, net increased by 17% from $0.3 million in the quarter ended May 31, 1998 to $0.4 million in the quarter ended May 31, 1999. Interest income increased by 171% from $0.3 million in the six-month period ended May 31, 1998 to $0.9 million in the six-month period ended May 31, 1999. The absolute dollar increases in interest income in the first six months of fiscal 1999 compared with the same period in fiscal 1998, were due to interest income earned on the proceeds from the Company's initial public offering which was completed in May 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily from license revenue and the net proceeds of $71.9 million from its initial public offering of Common Stock in May 1998.

     The Company's operating activities utilized net cash of $1.2 million in the six-month period ended May 31, 1998 and utilized net cash of $6.5 million in the six-month period ended May 31, 1999. Net cash used for operating activities in the first six months of fiscal 1999 was mainly due to a net loss of $10.6 million.

     Net cash used in investing activities was $2.3 million and $3.8 million in the six-month periods ended May 31, 1998 and 1999, respectively. Investing activities for the first six months of fiscal 1999 consisted primarily of the investment in the joint venture and net purchases of property and equipment.

     The Company's financing activities provided net cash of $53.5 million in the six-month period ended May 31, 1998, and utilized net cash of $0.2 million in the six-month period ended May 31, 1999.

     At May 31, 1999, the Company had cash and equivalents of $31.9 million. As of May 31, 1999, the Company had a retained deficit of $37.8 million and working capital of $32.6 million. The Company anticipates approximately $2.0 million of capital expenditures over the next 12 months.

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

OTHER FACTORS AFFECTING FUTURE OPERATING RESULTS

     Restatement of Financial Statements. As previously announced, the Company's restatement of its consolidated financial statements for fiscal years 1996 and 1997 and the first and second quarters of fiscal 1998 reflects reductions in reported earned revenue for those years and resulted in a loss from operations for the first and second quarters of fiscal 1998. The Company also experienced a significant operating loss for the fourth quarter of fiscal 1998 and the first and second quarters of fiscal 1999. The Company's public announcement of the pending restatement of its financial statements, the delay in reporting its third quarter results for fiscal 1998 while the restatement was being compiled and the related uncertainty regarding the Company's business have adversely affected the Company's financial condition and the price of the Company's common stock. These factors and other matters described herein have had, and will continue to have, a material adverse effect on the Company's business, including its financial condition and results of operations.

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

     Dependence Upon Continuous Product Development; Risk of Product Delays. The Company's customers operate in the semiconductor industry, which is subject to rapid technological change, frequent introductions of new products, short product life cycles, changes in customer demands and requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the Company's future success will depend on its ability to continue to enhance its existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements and that keep pace with product introductions by EDA tool companies, emerging process technologies and other technological developments in the semiconductor industry. Any failure by the Company to anticipate or respond adequately to changes in technology or customer requirements, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, operating results and financial condition. In this regard, the Company's gross margin was materially adversely effected in the first and second quarters of fiscal 1999 and in fiscal 1998, in part due to process technology changes implemented by the semiconductor foundries for which the Company had developed process-related performance data which required recalculation and/or recharacterization. There can be no assurance that the Company will be successful in its product development efforts, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of new or enhanced products or that such new or enhanced products will achieve market acceptance. The Company has in the past experienced delays in the release dates of certain of its products. If release dates of any new significant products or product enhancements are delayed, the Company's business, operating results and financial condition would be materially adversely affected. The Company could also be exposed to litigation or claims from its customers in the event it does not satisfy its delivery commitments. There can be no assurance that any such claim will not have a material adverse effect on the Company's business, operating results and financial condition.

     Customer Concentration; Dependence on Customers in Asia. The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue. In fiscal 1997, Tritech accounted for 10% of the Company's revenue, and the Company's seven largest customers accounted for 48% of the revenue. In fiscal 1998, Asahi Glass accounted for 13% of the Company's revenue, and five of the Company's largest customers accounted for 43% of the revenue. In the quarter ended May 31, 1999, one customer accounted for 26% of the Company's revenue, and five of the Company's largest customers accounted for 33% of the remaining revenue. The Company anticipates that the majority of its revenue will be derived from a relatively small number of customers. None of the Company's customers has a written agreement with the Company that obligates it to license additional products or to renew its maintenance agreement, and there can be no assurance that any customer will license additional SIP products or renew its maintenance agreement. The loss of one or more of the Company's major customers, or reduced orders by one or more of such customers, could materially adversely affect the Company's business, operating results and financial condition.

     Risks Associated with International Operations. A significant portion of the Company's revenue is derived from customers outside the United States, and the Company anticipates that international revenue will continue to account for a significant portion of its total revenue. Revenue from customers outside the United States, substantially all of whom are located in Asia, accounted for 54%, 53% and 65% of revenue in fiscal 1996, 1997, 1998, respectively, and 29% of revenue for the first six months of fiscal 1999. International revenue decreased in the first six months of fiscal 1999 due to soft demand for the Company's products in Korea. There can be no assurance when or if such conditions will improve. The Company has also experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At May 31, 1999, approximately 79% of the Company's accounts receivable (including unbilled receivables) were from Asian-based customers. Although the Company currently believes, based in part on continuing discussions with these customers, that its existing accounting reserves are adequate given the estimated exposure related to all of its accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on the Company's ability to collect its accounts receivable or on its business, operating results and financial condition.

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

     As of May 31, 1999, the Company held six U.S. patents and one foreign patent which expire from 2013 to 2015 and had two U.S. patent applications pending. The Company also has eleven patent applications pending in various foreign jurisdictions. The Company expects to continue to file patent applications where appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on its patents. The Company has registered the trademarks Aspec Technology, ABOND, HDEA, I/O GEN, and Mastergen and has one trademark application pending in the United States. The process of seeking patent and trademark protection can be expensive and time consuming. There can be no assurance that patents or trademarks will issue from pending or future applications or that, if issued, such patents or trademarks will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent or trademark rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights. In addition, the laws of certain countries in which the Company's products are distributed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Accordingly, effective trademark, copyright and patent protection may be unavailable in certain foreign countries.

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

     (1) In terms of the effect of Year 2000 issues on the Company's product offerings, the software and library products, which comprise almost all of the Company's revenue, do not have specific date dependence. Therefore, the date code field is not used by the Company's products while operating in the customer's environment. This means that there should be no effect when the date changes to the year 2000 because it will be transparent to our products. Testing has been completed on our products to insure that the date change will have no effect.

     (2) All of Aspec's software development, whether done internally, or, in some instances, by outside subcontractors, is performed on workstations manufactured by Sun Microsystems. The Company is in the process of upgrading all workstations to the operating system specified by Sun Microsystems as Year 2000 compliant; currently this is 80% done. The Company expects to complete this upgrade by September 1999 at a cost of approximately $300,000. If this upgrade cannot be completed in time, the Company would be forced to purchase new workstations. Costs to do this could run as high as $0.75 million.

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

     (4) The Company is in the process of determining whether there may be additional Year 2000 issues with various computer software programs purchased from outside vendors for engineering and for accounting. All reviews have been completed internally and the Company is in the process of doing the necessary upgrades and fixes.

     The Company is in the process of developing contingency plans to mitigate the potential disruptions that may result from the Year 2000 issue. The Company estimates that the remaining costs to meet the internal Year 2000 plan should be between $100,000 to $300,000. These costs will be expensed as incurred as normal operating expenditures. We do not expect the costs relating to Year 2000 remediation to have a material effect on our results of operations. In the event that there is a major problem with our software and hardware development systems, the Company could incur substantial delays in completing its contractual commitment to customers which would have a materially adverse impact on our future financial results. At this time there is no way to forecast the cost of the potential impact of this type of problem.

     Volatility of Share Price. Since the Company's initial public offering in April 1998, the market price of the Company's Common Stock has been highly volatile and is expected to be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, the Company's failure to meet or exceed published earnings estimates, changes in earnings estimates or recommendations by securities analysts, announcements of technological innovations, new products or new contracts by the Company or its existing or potential competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the EDA, semiconductor or electronics industries, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the market price of the Common Stock. In June 1998, securities class action litigation was filed against the Company and certain of its executive officers and directors. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition. See "Part II -- Item 1 -- Legal Proceedings."

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

     On January 29, 1999, the plaintiffs consolidated the pending class action cases and filed a Consolidated Amended Complaint, styled Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037. The Consolidated Amended Complaint, purportedly brought on behalf of all persons who purchased Aspec's stock between April 27, 1998 and June 30, 1998, alleges that Aspec and certain of its officers and directors, as well as its underwriters, violated Sections 25400 and 25500 of the California Corporations Code, as well as Sections 11 and 15 of the Securities Act of 1933 (except as to the underwriters). On June 7, 1999, Aspec and certain of the individual defendants filed a demurrer to the Consolidated Complaint. The demurrer is presently pending in the Superior Court.

     In addition, the plaintiffs have moved to certify a plaintiff class, and for summary judgment against the Company, solely on the Section 11 claims. The Company has not yet responded and those motions are presently pending.

     Certain of the Company's current and former officers, directors and shareholder entities were also named as defendants in a derivative lawsuit, Linda Willinger, IRA, et al. v. Conrad Dell'Oca et al., No. CV-778007, which was filed on November 12, 1998, in the Superior Court of Santa Clara County. The derivative action alleges facts similar to those in the class action and also alleges that certain of the directors caused the Company to conduct the initial public offering in order to redeem certain preferred stock. Aspec filed a demurrer to that Complaint on June 8, 1999. That demurrer is also presently pending in the Superior Court.

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

NASDAQ INQUIRY

     On September 4, 1998, the Company received an informal request for information from the NASDAQ Listing Investigations Staff. NASDAQ requested information concerning the Company's financial accounting and internal controls. The Company has provided information in response to the informal inquiry. NASD held a de-listing inquiry on December 17, 1998 at which the Company appeared through counsel and provided information. As of February 25, 1999, the NASD determined that the Company would remain listed on the NASDAQ.

SEC INQUIRY

     In January 1999, the Company received an informal inquiry from the Securities and Exchange Commission ("SEC"). The Company is continuing to provide information in response to the SEC's requests.

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

                                          ASPEC TECHNOLOGY, INC.

                                          By:    /s/ R. MICHAEL O'MALLEY

                                            ------------------------------------
                                            R. Michael O'Malley
                                            Chief Financial Officer

Date: July 15, 1999

                               INDEX TO EXHIBITS

EXHIBITS
--------
  27.1      Financial Data Schedule