Form 10-Q
period 1999-08-31
ASPEC TECHNOLOGY INC
filed 1999-10-15
CIK 1031911

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the Quarterly Period Ended August 31, 1999

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

        Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        The number of shares of the Registrant's Common Stock outstanding as of August 31, 1999 was 24,486,886.

                             ASPEC TECHNOLOGY, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 31, 1999

                                TABLE OF CONTENTS

                                                                                                            PAGE
PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

             a)   Condensed  Consolidated  Statements of Income for the three and nine months ended August
                  31, 1999 and 1998.......................................................................    3

             b)   Condensed Consolidated Balance Sheets at August 31, 1999 and November 30, 1998..........    4

             c)   Condensed  Consolidated  Statements  of Cash Flows for the nine months  ended August 31,
                  1999 and 1998...........................................................................    5

             d)   Notes to Condensed Consolidated Financial Statements....................................    6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations            9


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings...........................................................................    18

Item 6.      Exhibits and Reports on Form 8-K............................................................    19


SIGNATURES...............................................................................................    19

                          PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                             ASPEC TECHNOLOGY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  QUARTER ENDED          NINE MONTHS ENDED
                                                     AUGUST 31,              AUGUST 31,
                                                1999          1998       1999         1998
Revenue                                        $  1,525    $  8,659   $  5,989    $ 19,116
Cost of revenue                                   3,419       4,473     10,266      10,687
                                               --------    --------   --------    --------
Gross profit                                     (1,894)      4,186     (4,277)      8,429
                                               --------    --------   --------    --------
Operating expenses:
       Research and development                   1,303         966      4,805       1,930
       Sales and marketing                        1,069       1,729      3,357       4,456
       General and administrative                   817       1,090      3,410       2,683
       Amortization - goodwill                      167         167        502         167
       Write-off of purchased technology           --          --         --           700
                                               --------    --------   --------    --------
             Total operating expenses             3,356       3,952     12,074       9,936
                                               --------    --------   --------    --------
Loss from operations                             (5,250)        234    (16,351)     (1,507)
Interest income, net                                349         690      1,270       1,030
Equity losses from joint venture                   (170)       --         (585)       --
                                               --------    --------   --------    --------
Loss before income taxes                         (5,071)        924    (15,666)       (477)
Benefit from income taxes                          --           349       --            82
                                               --------    --------   --------    --------
Net loss                                         (5,071)        575    (15,666)       (559)
Accretion of redeemable preferred stock            --          --         --         4,328
                                               --------    --------   --------    --------
Loss attributable to common stockholders       $ (5,071)   $    575   $(15,666)   $ (4,887)
                                               ========    ========   ========    ========
Basic loss per share                           $  (0.18)   $   0.02   $  (0.56)   $  (0.20)
                                               ========    ========   ========    ========
Shares used in basic per share calculation       27,680      27,917     27,945      24,347
                                               ========    ========   ========    ========
Diluted loss per share                         $  (0.18)   $   0.02   $  (0.56)   $  (0.20)
                                               ========    ========   ========    ========
Shares used in diluted per share calculation     27,680      28,726     27,945      24,347
                                               ========    ========   ========    ========





     See accompanying notes to condensed consolidated financial statements.

                             ASPEC TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                               AUG. 31,     NOV. 30
                                                 1999         1998
                                              (UNAUDITED)      (1)
Current assets:
   Cash and equivalents                        $30,482    $ 42,480
   Accounts receivable (net of
    allowances of $862 and $1,271)
      Billed                                     3,198       5,165
      Unbilled                                     357       2,231
   Income taxes receivable                        --           679
   Prepaid  expenses                               565         882
   Inventory                                        99         167
   Deferred income taxes                         2,100       2,100
                                               -------     -------
      Total current assets                      36,801      53,704
Property and equipment - net                     9,444      12,297
Investments                                      2,538         840
Other assets                                     3,010       3,622
                                               -------     -------
TOTAL                                          $51,793    $ 70,463
                                               =======     =======

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                           $  3,740    $  3,326
   Accrued liabilities                           2,067       3,104
   Customer advances                             3,346       4,206
   Income taxes payable                            272        --
                                              --------    --------
      Total current liabilities                  9,425      10,636

Deferred liabilities - rent                         52          52
Other liabilities - long term                     --         1,000
                                              --------    --------
      Total liabilities                          9,477      11,688

Stockholders' equity (deficiency):
   Common stock                                 86,299      86,198
   Treasury stock                                 (927)       --
   Stockholders' notes receivable                 (175)       (184)
   Deferred stock compensation                    --           (70)
   Retained earnings (deficit)                 (42,835)    (27,169)
   Cumulative translation adjustment               (46)       --
                                              --------    --------
    Total stockholders' equity (deficiency)     42,316      58,775
                                              --------    --------
TOTAL                                         $ 51,793    $ 70,463
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

                              ASPEC TECHNOLOGY, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                    AUGUST 31,
                                                                 1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $(15,666)   $  (559)
Adjustments from operating activities:
  Write-off of purchased technology                                --          700
  Depreciation and amortization                                   5,409      2,376
  Equity losses from joint venture                                  585       --
  Cumulative translation adjustment                                --         --
  Deferred income taxes                                            --         (796)
  Stock compensation expense                                         96         57
  Changes in assets and liabilities
    Accounts receivable:
      Billed                                                       1,967    (1,204)
      Unbilled                                                     1,874    (3,021)
    Income taxes receivable                                          679      --
    Prepaid expenses and other assets                                427      (885)
    Inventory                                                         68       (13)
    Accounts payable                                                (586)    2,986
    Accrued liabilities                                           (1,037)      (67)
    Income taxes payable                                             272        40
    Customer advances                                               (860)     (296)
                                                                --------   --------
    NET CASH USED FOR OPERATING ACTIVITIES                        (6,772)     (682)
                                                                --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                             (2,054)   (9,372)
  Cash  acquired,  net of  cash  spent  in  purchase  of SIS       --           26
Microelectronics

  Purchase of Non-Marketable Equity                                --         (916)
  Investment in joint venture corporation                         (2,329)     --
                                                                --------   --------
    NET CASH USED FOR INVESTING ACTIVITIES                        (4,383)  (10,262)
                                                                --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                                75    72,217
  Redemption of redeemable preferred stock                          --     (18,495)
  Repayment of borrowings                                           --        (314)
  Repurchase of common stock                                        (927)       (8)
  Collection of stockholder notes receivable                           9       101
                                                                --------   --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                       (843)   53,501
                                                                --------   --------

Net increase (decrease) in cash and equivalents                  (11,998)   42,557
Cash and equivalents, beginning of period                         42,480     2,524
                                                                --------   --------
CASH AND EQUIVALENTS, END OF PERIOD                             $ 30,482   $45,081
                                                                ========   ========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                    $   --     $ 1,101
                                                                ========   ========
  Accretion of redeemable preferred stock                       $   --     $ 4,328
                                                                ========   ========
  Long term payable for acquisition of equipment                $   --     $ 1,000
                                                                ========   ========


     See accompanying notes to condensed consolidated financial statements.

                             ASPEC TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended August 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1999 or for any other period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended November 30, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 16, 1999.

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

   A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                                         Quarter Ended         Nine Months Ended
                                                                           August 31,             August 31,
                                                                       ---------   --------   ---------   ---------
                                                                          1999       1998        1999        1998
                                                                       ---------   --------   ---------   ---------
                                                                                      (Unaudited)

Net loss attributable to common stockholders                           $ (5,071)   $    575   $(15,666)   $ (4,887)
                                                                       ---------   --------   ---------   ---------
Denominator-basic EPS common stock outstanding                           27,680      27,917     27,945      24,347
                                                                       ---------   --------   ---------   ---------
Basic loss per share                                                   $  (0.18)   $   0.02   $  (0.56)   $  (0.20)
                                                                       ---------   --------   ---------   ---------
Denominator-Diluted EPS:
     Denominator-Basic EPS                                               27,680      27,917     27,945      24,347
     Effect of dilutive securities:
         Weighted average common shares subject to repurchase rights       --           527       --          --
         Weighted average common share equivalents related
             to stock purchase rights and options                          --           282       --          --
                                                                       ---------   --------   ---------   ---------
                                                                         27,680      28,726     27,945      24,347
                                                                       ---------   --------   ---------   ---------
Diluted loss per share                                                 $  (0.18)   $   0.02   $  (0.56)   $  (0.20)
                                                                       ---------   --------   ---------   ---------

        Stock options to purchase 1,725,650 shares of common stock were outstanding at August 31, 1999, but were not included in the computation of diluted earnings per share because they were antidilutive.

3. NEW ACCOUNTING STANDARDS

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Aspec implemented FAS 130 during the first quarter of fiscal 1999 and has restated its prior periods to comply with the standard. There is no significant difference between the Company's net loss and its total comprehensive loss for the three and nine month periods ended August 31, 1998 and 1999.

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

      In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 is not expected to have a material impact on the Company.

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

On January 29, 1999, the plaintiffs consolidated the pending class action cases and filed a Consolidated Amended Complaint, styled Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037. The Consolidated Amended Complaint, purportedly brought on behalf of all persons who purchased Aspec's stock between April 27, 1998 and June 30, 1998, alleges that Aspec and certain of its officers and directors, as well as its underwriters, violated Sections 25400 and 25500 of the California Corporations Code, as well as

Sections 11 and 15 of the Securities Act of 1933 (except as to the underwriters). On June 7, 1999, Aspec and certain of the individual defendants filed a demurrer to the Consolidated Complaint. On June 9, 1999, the plaintiffs filed a motion for summary adjudication of their claims against Aspec under
Section 11 of the Securities Act. The plaintiffs also moved to certify a plaintiff class.

On August 26, 1999, the court heard argument on the defendants' demurrer. The court sustained the demurrer in part and overruled it in part. Specifically, the court held that the plaintiffs had not pleaded their claims under California Corporations Code Section 25400 with sufficient particularity and granted plaintiffs leave to amend this claim. The court overruled the defendants' demurrer to the Section 11 claim. Plaintiffs' amended complaint is due on October 18, 1999.

Certain of the Company's current and former officers, directors and shareholder entities were also named as defendants in a derivative lawsuit, Linda Willinger, IRA, et al. v. Conrad Dell'Oca et al., No. CV-778007, filed on November 12, 1998, in the Superior Court of Santa Clara County. The derivative action alleges facts similar to those in the class action and also alleges that certain of the directors caused the Company to conduct the initial public offering in order to redeem certain preferred stock. Aspec filed a demurrer to that Complaint on June 8, 1999 on behalf of certain of the officer and director defendants and nominal defendant, Aspec. Thereafter, the plaintiffs requested the defendants' assent to the dismissal of their complaint and the filing of an amended complaint. Plaintiffs served their First Amended Shareholders' Derivative Complaint on September 2, 1999. Defendants' response to the amended complaint is due on October 28, 1999.

On June 21, 1999, a lawsuit entitled Cadabra Design Technology, Inc. v. Aspec Technology, Inc., No. CV-782691, was filed in the Superior Court, County of Santa Clara. Plaintiff's complaint seeks damages in the amount of $594,000 for an alleged breach of a commercial software licensing agreement entered into by Cadabra Design Technology, Inc. and the Company on or about August 18, 1998. On August 6, 1999, the Company answered the complaint - denying liability and asserting various affirmative defenses - and filed a cross-complaint seeking damages according to proof and equitable relief for breach of contract, conversion, and negligent misrepresentation on the part of Cadabra Design Technology, Inc. Cadabra Design Technology, Inc. answered the cross-complaint on October 8, 1999. The parties have also stipulated to a continuance of the case management conference, on November 23, 1999.

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

6. SUBSEQUENT EVENTS

   In September 1999, the Company completed its purchase of two electronic design automation ("EDA") software companies--Verilux Design Technology, Inc. ("Verilux") and Chip&Chip, Inc. ("Chip&Chip"). The Company acquired 100 percent of Verilux in exchange for the issuance of 2,127,400 shares of Company Common Stock and $872,600 in cash. The Company acquired 100 percent of Chip&Chip in exchange for the issuance of 2,000,000 shares of Company Common Stock and $800,000 in cash.

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

   A significant portion of the Company's revenue comes from license fees for the Company's SIP products and licenses. A license is required for each foundry used by the customer as well as for each process technology employed. The Company also realizes revenue from service and maintenance fees. Typically a customer licenses a bundle of products which is accompanied by documentation and training. The license of the Company's products typically involves a lengthy sales cycle of up to 12 months because the license generally involves a significant commitment of capital by the customer and because Aspec's SIP is either replacing a customer's proprietary SIP or introducing entirely new SIP. These SIP products are licensed to customers on a per design basis, a per site basis or an enterprise basis. Late in the third quarter of fiscal 1998, one of the Company's major competitors announced an agreement with a major foundry whereby the cell libraries can be acquired by customers for a minimal up-front fee coupled with a future royalty. This change in industry pricing practice has had and is expected to continue to have a material adverse effect on the Company's revenue and operating results.

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

   A significant portion of the Company's revenue is derived from customers outside the United States, and the Company anticipates that international revenue will continue to account for a significant portion of its total revenue. Revenue from customers outside the United States, substantially all of whom are located in Asia, accounted for 54%, 53%, and 65% of revenue in fiscal 1996, 1997 and 1998, respectively, and 57% and 30% of revenue for the first nine months of fiscal 1998 and 1999, respectively. International revenue decreased in the first six months of fiscal 1999 due to soft demand for the Company's products in Korea. There can be no assurance when or if such conditions will improve. The Company has also experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At August 31, 1999, approximately 79% of the Company's accounts receivable (including unbilled receivables) were from Asian-based customers. Although the Company currently believes, based in part on continuing discussions with these customers, that its existing accounting reserves are adequate given the estimated exposure related to all of its accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on the Company's ability to collect its accounts receivable or on its business, operating results and financial condition.

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

RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated selected statements of operations data as a percentage of revenue:

                                             QUARTER ENDED     NINE MONTHS ENDED
                                               AUGUST 31,         AUGUST 31,
                                            ---------------    ----------------
                                             1999     1998      1999      1998
                                            ------    -----    ------     -----
Revenue                                      100%      100%     100%      100%
Cost of revenue                              224        52      171        56
                                            ------    -----    ------     -----
Gross profit                                (124)       48      (71)       44
Operating expenses:
       Research and development               85        11       80        10
       Sales and marketing                    70        19       56        23
       General and administrative             54        13       57        15
       Amortization - goodwill                11         2        9         1
       Write-off of purchased technology      --        --       --         3
                                            ------    -----    ------     -----
             Total operating expenses        220        45      202        52
                                            ------    -----    ------     -----
Loss from operations                        (344)        3     (273)       (8)
Interest income, net                          22         8       21         5
Equity losses from joint venture             (11)       --      (10)       --
                                            ------    -----    ------     -----
Loss before income taxes                    (333)       11     (262)       (3)
Benefit from income taxes                      0         4       --        --
                                            ------    -----    ------     -----
Net loss                                    (333)        7     (262)       (3)
Accretion of redeemable preferred stock       --        --       --       (23)
                                            ------    -----    ------     -----
Loss attributable to common stockholders    (333%)       7%    (262%)     (26%)
                                            ======    =====    ======     =====


   Revenue. Revenue decreased by 82% from $8.7 million in the quarter ended August 31, 1998 to $1.5 million in the quarter ended August 31, 1999. Revenue decreased by 69% from $19.1 million in the nine-month period ended August 31, 1998 to $6.0 million in the nine-month period ended August 31, 1999. The decline in revenue in the first nine months of fiscal 1999 compared with the same period in fiscal 1998 was primarily attributable to the shift in industry pricing practice by a major competitor from up-front license fees to a royalty based model that began in the second half of fiscal 1998. This change is expected to continue to have a material adverse impact on the Company's revenue in future quarters.

   International revenue accounted for 30% of revenue in the nine-month period ended August 31, 1999 compared to 57% of revenue in the nine-month period ended August 31, 1998. International revenue accounted for 28% of revenue during the quarter ended August 31, 1999 compared to 58% of revenue during the quarter ended August 31, 1998. International revenue decreased in the first nine months of fiscal 1999 due to soft demand for the Company's products in Korea. There can be no assurance when or if such conditions will improve.

   Cost of revenue. Cost of revenue primarily represents the costs of personnel and other operating expenses incurred in the development and production of SIP products to customer specifications. Cost of revenue decreased by 24% from $4.5 million in the quarter ended August 31, 1998 to $3.4 million in the quarter ended August 31, 1999. Cost of revenue decreased by 4% from $10.7 million in the nine-month period ended August 31, 1998 to $10.3 million in the nine-month period ended August 31, 1999. Cost of revenue as a percentage of revenue was 52% and 224% for the quarters ended August 31, 1998 and 1999, respectively, and 56% and 171% for the nine-month periods ended August 31, 1998 and 1999, respectively. The absolute dollar decrease in cost of revenue in the third quarter of fiscal 1999 compared with the same period in fiscal 1998 was due to decreased number of engineering personnel due to layoffs which were effected to reduce costs. Cost of revenue as a percentage of revenue increased over the periods primarily due to substantially reduced revenue and higher costs in the first nine months of fiscal 1999. The Company does not expect cost of revenue to increase in absolute dollars in the remaining quarter of fiscal 1999.

   Research and development. Research and development expenses represent the cost of engineering personnel and other operating expenses incurred in the development and enhancement of the Company's core technology and products not requiring significant adaptation. Research and development expenses increased by 35% from $1.0 million in the quarter ended August 31, 1998 to $1.3 million in the quarter ended August 31, 1999. Research and development expenses increased by 149% from $1.9 million in the nine-month period ended August 31, 1998 to $4.8 million in the nine-month period ended August 31, 1999. Research and development expense as a percentage of revenue was 11% and 85% for the quarters ended August 31, 1998 and 1999, respectively, and 10% and 81% for the nine-month periods ended August 31, 1998 and 1999, respectively. The absolute dollar increases in research and development expenses in the third quarter and first nine months of fiscal 1999 compared with the same periods in fiscal 1998 were due to increases in engineering personnel, including additional SIS Microelectronics personnel, developing new technology, and related expenses. Research and development expenses increased as a percentage of revenue due to higher expenses and significantly reduced revenue in the third quarter and first nine months of fiscal 1999.

   Sales and marketing. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and sales representatives, promotional costs and related operating expenses. Sales and marketing expenses decreased by 38% from $1.7 million in the quarter ended August 31, 1998 to $1.1 million in the quarter ended August 31, 1999. Sales and marketing expenses decreased by 25% from $4.5 million in the nine-month period ended August 31, 1998 to $3.4 million in the nine-month period ended August 31, 1999. The absolute dollar decrease in sales and marketing expenses in the third quarter and first nine months of fiscal 1999 compared with the same periods in fiscal 1998 was due to decreased headcount and less advertising/public relations spending. Sales and marketing expense increased as a percentage of revenue from 19% to 70% for the quarters ended August 31, 1998 and 1999, respectively, primarily due to lower revenues in the third quarter of fiscal 1999. The Company does not expect sales and marketing expense to increase in absolute dollars in the remaining quarter of fiscal 1999.

   General and administrative. General and administrative expenses decreased by 35% from $1.3 million in the quarter ended August 31, 1998 to $0.8 million in the quarter ended August 31, 1999. This decrease is primarily due to decreased headcount and less bad debt reserve. General and administrative expenses increased by 20% from $2.9 million in the nine-month period ended August 31, 1998 to $3.4 million in the nine-month period ended August 31, 1999. This increase resulted primarily from increased administrative costs, accrued severance for terminated employees, and an increase to the bad debt reserve in the second quarter of fiscal 1999. General and administrative expenses increased as a percentage of revenue from 15% to 54% for the quarters ended August 31, 1998 and 1999, respectively, primarily due to lower revenues in the third quarter of fiscal 1999. The Company does not expect general and administrative expense to increase in absolute dollars in the remaining quarter of fiscal 1999.

   The $0.7 million written off to purchased technology in the second quarter of fiscal 1998 related to the acquisition of SIS Microelectronics. The Company recorded $3.3 million of goodwill as part of this acquisition which is being amortized evenly over a five-year period.

   Interest income, net. Interest income, net decreased by 49% from $0.7 million in the quarter ended August 31, 1998 to $0.3 million in the quarter ended August 31, 1999. This decrease is due to lower cash levels in fiscal 1999 as compared to fiscal 1998. Interest income increased by 23% from $1.0 million in the nine-month period ended August 31, 1998 to $1.3 million in the nine-month period ended August 31, 1999. The absolute dollar increases in interest income in the first nine months of fiscal 1999 compared with the same period in fiscal 1998, were due to interest income earned on the proceeds from the Company's initial public offering which was completed in May 1998.

Liquidity and Capital Resources

   The Company has funded its operations primarily from license revenue and the net proceeds of $71.9 million from its initial public offering of Common Stock in May 1998.

   The Company's operating activities utilized net cash of $0.7 million in the nine-month period ended August 31, 1998 and utilized net cash of $6.8 million in the nine-month period ended August 31, 1999. Net cash used for operating activities in the first nine months of fiscal 1999 was mainly due to a net loss of $15.7 million.

   Net cash used in investing activities was $10.3 million and $4.4 million in the nine-month periods ended August 31, 1998 and 1999, respectively. Investing activities for the first nine months of fiscal 1999 consisted primarily of the investment in the joint venture and purchases of property and equipment.

   The Company's financing activities provided net cash of $53.5 million in the nine-month period ended August 31, 1998, and utilized net cash of $0.8 million in the nine-month period ended August 31, 1999.

   At August 31, 1999, the Company had cash and equivalents of $30.5 million. As of August 31, 1999, the Company had a retained deficit of $42.8 million and working capital of $27.4 million. The Company anticipates approximately $2.0 million of capital expenditures over the next 12 months.

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

Other Factors Affecting Future Operating Results

   Restatement of Financial Statements. As previously announced, the Company's restatement of its consolidated financial statements for fiscal years 1996 and 1997 and the first and second quarters of fiscal 1998 reflects reductions in reported earned revenue for those years and resulted in a loss from operations for the first and second quarters of fiscal 1998. The Company also experienced a significant operating loss for the fourth quarter of fiscal 1998 and the first three quarters of fiscal 1999. The Company's public announcement of the pending restatement of its financial statements, the delay in reporting its third quarter results for fiscal 1998 while the restatement was being compiled and the related uncertainty regarding the Company's business have adversely affected the Company's financial condition and the price of the Company's common stock. These factors and other matters described herein have had, and will continue to have, a material adverse effect on the Company's business, including its financial condition and results of operations.

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

   Risks Associated With SIS Microelectronics Acquisition; Other Potential Acquisitions. As part of the Company's strategy to expand its engineering design services capability, in April 1998, the Company acquired SIS Microelectronics in exchange for the issuance of an aggregate of 400,000 shares of Common Stock. The acquisition was accounted for using the purchase method and resulted in a charge to in-process research and development of $0.7 million in the Company's fiscal quarter ended May 31, 1998. The remaining $3.3 million of the purchase price was charged to goodwill and is being amortized over a five-year period. The Company has no prior experience with acquisitions and there can be no assurance that the Company will be able to retain the key employees of SIS Microelectronics or successfully integrate the operations of SIS Microelectronics.

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

   Dependence Upon Continuous Product Development; Risk of Product Delays. The Company's customers operate in the semiconductor industry, which is subject to rapid technological change, frequent introductions of new products, short product life cycles, changes in customer demands and requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the Company's future success will depend on its ability to continue to enhance its existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements and that keep pace with product introductions by EDA tool companies, emerging process technologies and other technological developments in the semiconductor industry. Any failure by the Company to anticipate or respond adequately to changes in technology or customer requirements, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, operating results and financial condition. In this regard, the Company's gross margin was materially adversely effected in the first three quarters of fiscal 1999 and in fiscal 1998, in part due to process technology changes implemented by the semiconductor foundries for which the Company had developed process-related performance data which required recalculation and/or recharacterization. There can be no assurance that the Company will be successful in its product development efforts, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of new or enhanced products or that such new or enhanced products will achieve market acceptance. The Company has in the past experienced delays in the release dates of certain of its products. If release dates of any new significant products or product enhancements are delayed, the Company's business, operating results and financial condition would be materially adversely affected. The Company could also be exposed to litigation or claims from its customers in the event it does not satisfy its delivery commitments. There can be no assurance that any such claim will not have a material adverse effect on the Company's business, operating results and financial condition.

   Customer Concentration; Dependence on Customers in Asia. The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue. In fiscal 1997, Tritech accounted for 10% of the Company's revenue, and the Company's seven largest customers accounted for 48% of the revenue. In fiscal 1998, Asahi Glass accounted for 13% of the Company's revenue, and five of the Company's largest customers accounted for 43% of the revenue. In the quarter ended August 31, 1999, two customers accounted for 47% of the Company's revenue, and five of the Company's largest customers accounted for 24% of the remaining revenue. The Company anticipates that the majority of its revenue will be derived from a relatively small number of customers. None of the Company's customers has a written agreement with the Company that obligates it to license additional products or to renew its maintenance agreement, and there can be no assurance that any customer will license additional SIP products or renew its maintenance agreement. The loss of one or more of the Company's major customers, or reduced orders by one or more of such customers, could materially adversely affect the Company's business, operating results and financial condition.

   Risks Associated With International Operations. A significant portion of the Company's revenue is derived from customers outside the United States, and the Company anticipates that international revenue will continue to account for a significant portion of its total revenue. Revenue from customers outside the United States, substantially all of whom are located in Asia, accounted for 54%, 53% and 65% of revenue in fiscal 1996, 1997, 1998, respectively and 30% of revenue for the first nine months of fiscal 1999. International revenue decreased in the first nine months of fiscal 1999 due to soft demand for the Company's products in Korea. There can be no assurance when or if such conditions will improve. The Company has also experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At August 31, 1999, approximately 79% of the Company's accounts receivable (including unbilled receivables) were from Asian-based customers. Although the Company currently believes, based in part on continuing discussions with these customers, that its existing accounting reserves are adequate given the estimated exposure related to all of its accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on the Company's ability to collect its accounts receivable or on its business, operating results and financial condition.

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

   As of August 31, 1999, the Company held six U.S. patents and two foreign patents which expire from 2013 to 2015 and had one U.S. patent application pending and one under appeal. The Company also has ten patent applications pending in various foreign jurisdictions. The Company expects to continue to file patent applications where appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on its patents. The Company has registered the trademarks Aspec Technology, ABOND, HDEA, I/O GEN, and Mastergen and has one trademark application pending in the United States. The process of seeking patent and trademark protection can be expensive and time consuming. There can be no assurance that patents or trademarks will issue from pending or future applications or that, if issued, such patents or trademarks will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent or trademark rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights. In addition, the laws of certain countries in which the Company's products are distributed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Accordingly, effective trademark, copyright and patent protection may be unavailable in certain foreign countries.

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

(1) In terms of the effect of Year 2000 issues on the Company's product offerings, the software and library products, which comprise almost all of the Company's revenue, do not have specific date dependence. Therefore, the date code field is not used by the Company's products while operating in the customer's environment. This means that there should be no effect when the date changes to the year 2000 because it will be transparent to our products. Testing has been completed on the latest version of our products to insure that the date change will have no effect.

(2) All of Aspec's software development, whether done internally, or, in some instances, by outside subcontractors, is performed on workstations manufactured by Sun Microsystems. The Company is in the process of upgrading all workstations to the operating system specified by Sun Microsystems as Year 2000 compliant; currently this is 90% done. The Company expects to complete this upgrade by October 1999 at a cost of approximately $100,000. If this upgrade cannot be completed in time, the Company would be forced to purchase new workstations. Costs to do this could run as high as $0.25 million.

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

   The Company is in the process of developing contingency plans to mitigate the potential disruptions that may result from the Year 2000 issue. The Company expects that these contingency plans will be place by end of October 1999. The Company estimates that the remaining costs to meet the internal Year 2000 plan should be between $50,000 to $100,000. These costs will be expensed as incurred as normal operating expenditures. We do not expect the costs relating to Year 2000 remediation to have a material effect on our results of operations. In the event that there is a major problem with our software and hardware development systems, the Company could incur substantial delays in completing its contractual commitment to customers which would have a materially adverse impact on our future financial results. At this time there is no way to forecast the cost of the potential impact of this type of problem.

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

On January 29, 1999, the plaintiffs consolidated the pending class action cases and filed a Consolidated Amended Complaint, styled Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037. The Consolidated Amended Complaint, purportedly brought on behalf of all persons who purchased Aspec's stock between April 27, 1998 and June 30, 1998, alleges that Aspec and certain of its officers and directors, as well as its underwriters, violated Sections 25400 and 25500 of the California Corporations Code, as well as Sections 11 and 15 of the Securities Act of 1933 (except as to the underwriters). On June 7, 1999, Aspec and certain of the individual defendants filed a demurrer to the Consolidated Complaint. On June 9, 1999, the plaintiffs filed a motion for summary adjudication of their claims against Aspec under Section 11 of the Securities Act. The plaintiffs also moved to certify a plaintiff class.

On August 26, 1999, the court heard argument on the defendants' demurrer. The court sustained the demurrer in part and overruled it in part. Specifically, the court held that the plaintiffs had not pleaded their claims under California Corporations Code Section 25400 with sufficient particularity and granted plaintiffs leave to amend this claim. The court overruled the defendants' demurrer to the Section 11 claim. Plaintiffs' amended complaint is due on October 18, 1999.

Certain of the Company's current and former officers, directors and shareholder entities were also named as defendants in a derivative lawsuit, Linda Willinger, IRA, et al. v. Conrad Dell'Oca et al., No. CV-778007, filed on November 12, 1998, in the Superior Court of Santa Clara County. The derivative action alleges facts similar to those in the class action and also alleges that certain of the directors caused the Company to conduct the initial public offering in order to redeem certain preferred stock. Aspec filed a demurrer to that Complaint on June 8, 1999 on behalf of certain of the officer and director defendants and nominal defendant, Aspec. Thereafter, the plaintiffs requested the defendants' assent to the dismissal of their complaint and the filing of an amended complaint. Plaintiffs served their First Amended Shareholders' Derivative Complaint on September 2, 1999. Defendants' response to the amended complaint is due on October 28, 1999.

On June 21, 1999, a lawsuit entitled Cadabra Design Technology, Inc. v. Aspec Technology, Inc., No. CV-782691, was filed in the Superior Court, County of Santa Clara. Plaintiff's complaint seeks damages in the amount of $594,000 for an alleged breach of a commercial software licensing agreement entered into by Cadabra Design Technology, Inc. and the Company on or about August 18, 1998. On August 6, 1999, the Company answered the complaint - denying liability and asserting various affirmative defenses - and filed a cross-complaint seeking damages according to proof and equitable relief for breach of contract, conversion, and negligent misrepresentation on the part of Cadabra Design Technology, Inc. Cadabra Design Technology, Inc. answered the Company's cross-complaint on October 8, 1999. The parties have also stipulated to a continuance of the case management conference, on November 23, 1999.

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

                                  ASPEC TECHNOLOGY, INC.

Date:    October 15, 1999     By: /s/              Douglas E. Klint
                                  --------------------------------------------
                                  Douglas E. Klint
                                  Acting President / Chief Executive Officer

                                INDEX TO EXHIBITS

   EXHIBITS

   27.1 Financial Data Schedule