Form 10-K405
period 1999-11-30
ASPEC TECHNOLOGY INC
filed 2000-03-03
CIK 1031911

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

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999

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
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

     830 E. ARQUES AVENUE, SUNNYVALE, CA                           94086
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 774-2199

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
   COMMON STOCK PAR VALUE $0.001 PER SHARE                 NASDAQ NATIONAL MARKET

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on November 30, 1999, as reported by the Nasdaq National Market, was approximately $67 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the registrant's Common Stock on November 30, 1999 was 34,300,190.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be held on April 27, 2000 are incorporated by reference in Part III of this Form 10-K.

                               TABLE OF CONTENTS

                                PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                               PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Consolidated Financial Data........................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   18
Item 8.   Financial Statements and Supplementary Data.................   33
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   56

                               PART III
Item 10.  Directors and Executive Officers of the Registrant..........   56
Item 11.  Executive Compensation......................................   56
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   56
Item 13.  Certain Relationships and Related Transactions..............   56

                               PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   57

SIGNATURES............................................................   59

     When used in this Report, the words "expects," "anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements, which include:

     - statements concerning the timing of new product introductions;

     - the functionality and availability of products under development; demand for or pricing of the Company's products;

     - the percentage of export sales and

     - sales to key customers; are subject to risks and uncertainties, including those set forth in Item 1 of Part I and in Item 7 of Part II hereof entitled "Certain Factors Which May Affect the Company's Business or Future Operating Results" and elsewhere in this Report, that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     During 2000, we will undergo a fundamental and rapid shift in our business with the major focus on Internet-enabled, business-to-business content management software applications that automate Inter-Enterprise Collaboration ("IEC"). This will move us away from our historical business of semiconductor intellectual property ("SIP") library development and design tools and services business ("SIP Business"). The primary impetus for this business shift is a declining revenue stream as competitive pressure makes SIP libraries nearly free commodities. We will continue in our efforts to provide innovative Electronic Design Automation (EDA) software solutions which address the toughest problems in deep submicron design and verification for integrated circuits ("IC").

     These shifts in business emphasis are being achieved by tailoring Aspec's talent pool to the rapidly emerging trends and realities of an Internet dominated economy that is gaining favor among high technology customers. We believe that these same trends will migrate to other complex manufacturing domains and will facilitate rapid growth in the total available market for many years. According to Gartner Group, the worldwide business-to-business e-commerce market reached $145 billion in 1999 and is expected to surpass $7.29 trillion by 2004.

     We have historically been a leading provider of merchant SIP libraries and design tools and services used for developing high-performance, complex IC, including system-on-a-chip ICs ("SOC"). Our SIP consists of: cell libraries, tools, design methodologies and related engineering services which, when used in conjunction with EDA tools, simplify the process of designing complex ICs. Our products include SIP libraries which consist of logic functions based on gate array/embedded array or standard cell, I/Os and memories. We offer SIP design tools to ensure that various commercially available EDA tools work together to accurately depict the IC design in silicon and to enable the portability of designs. Our SIP design tools include memory compilers which allow customers to generate memory libraries as well as AdverPro software which is designed to manage the design process, provide an accurate timing function across EDA tools and help ensure compliance with proper design procedures.

     We also offer various design consulting services on a per project basis. In September 1999, our design consulting services group was spun out as Ascent Design Corporation ("Ascent"), a wholly owned subsidiary.

     In addition, system level design consulting services are provided through SIS Microelectronics Corporation ("SIS"), a wholly owned subsidiary located in Longmont, Colorado, which was acquired in April 1998. SIS delivers integrated system-level silicon solutions combining SIS's extensive experience in chip design and implementation with proprietary and partner IP. SIS also provides higher-level intellectual property ("IP") cores and IC's used in the printer and imaging industry. SIS offers a varied mix of IC technology, IP and design expertise needed for timely, cost effective system solutions. SIS is targeting the embedded processor market for IP development, which includes laser printers, communications, and mass storage devices. The first proprietary products shipped in 1994 are being used in high-end laser printers. SIS has forged alliances with the leading EDA, IP and silicon suppliers to provide access to our client/partners with a wide portfolio of the essential IP building blocks required to implement cost effective silicon solutions. SIS has expanded our capabilities to include firmware and software to support the growing list of embedded processors used by our clients and partners. In fiscal 1999 SIS accounted for 34% of our revenue.

     Our historical SIP Business experienced declining revenues and lost money in fiscal 1999. This was caused in part by the competitive pressure of "free libraries" being offered by competitors in the library business under a royalty based business model in late 1998. Under this business model, standard libraries are provided free of a licensing fee with royalties being paid to the library supplier by the foundries when the customer's IC, which was designed using the library, reaches volume production. However, only a relatively small number of IC design starts reach volume production and the time delay for payment could be a year or more. In addition, some royalties are paid pro-rata based on IC area and the maximum royalties to be paid to all library suppliers are capped. SIP libraries essentially have become a free commodity. The design services business also experienced declining revenues due to off-shore competition based in foreign countries which have a much lower labor rate and cost structure.

     It became apparent in fiscal 1999 that we could not sustain or grow the business based on SIP libraries and design tools and services. We needed to diversify our business and establish a new business direction in order to regain profitability and growth. The best way to leverage our knowledge and experience in silicon process, design methodology and Electronic Design Automation tool expertise was for us to develop Silicon Intelligent-TM -- EDA design tools that address current gaps and inadequacies in design technology and that increase design productivity.

     Improved electronic design tools are only part of the solution to achieving significantly increased productivity gains in the design process. Potentially greater gains in productivity and time-to-market can be achieved through the automation and management of various product processes, from initial product development to end of life. There currently is a large and growing demand for Internet-enabled, easily deployable, scalable, and manageable, business-to-business Inter Enterprise Collaboration (IEC) content management software solutions for the emerging e-commerce content supply chain.

     Our new mission, as a result of these dynamics and marketplace paradigms, is to establish a significant market position as a supplier of innovative software applications which dramatically increase productivity and achieve a high rate of return on investment by leveraging human expertise already present in the organization. To achieve this mission, we have adopted the following strategy:

     1) Sell our SIP Business and transform Aspec into a software company. To implement this strategy, we have announced that we have signed a definitive agreement, subject to the approval of our Board of Directors, to sell our SIP Business which includes our traditional SIP library business unit, Ascent and SIS.

     2) Provide Internet-enabled, business-to-business, inter-enterprise collaboration applications which shorten time-to-market, improve adaptability and increase operational excellence by developing, capturing, transferring, sharing and leveraging corporate expertise required to deliver and maintain IEC content management throughout the entire content supply chain. To implement this strategy in December 1999, we acquired Inbox Software ("Inbox") whose products provide fully automated solutions for the mission-critical, business-to-business, e-commerce product content and management processes.

     3) Provide innovative Silicon Intelligent Electronic Design Automation
        (EDA) software solutions which address the toughest problems in deep submicron (less than 0.5-micron feature size) design and verification for complex Integrated Circuits (IC) and SOC systems. To implement this strategy, we have acquired Chip & Chip Inc., Verilux Design Corporation and Novo Systems Corporation which are providers of Silicon Intelligent EDA tools.

     4) Maintain focus on technological innovation, market growth and create strategic relationships in order to grow the IEC content management business.

IEC CONTENT MANAGEMENT PRODUCTS AND SERVICES

     Inter-Enterprise Collaboration (IEC) is a powerful new business concept enabled by the coalescence of mature relational content based management technologies with the swift empowerment of instant communications on the Internet. The global Internet revolution is forcing companies to move from data sharing to externalized process integration. There is a renewed focus on processes, particularly in the realm of personalization of content between companies and customers, partners, and suppliers. This is especially true in the manufacturing arena where automation has focused on product design, not content management and distribution. The manufacturing industry is dependent on process for regional and global manufacturing quality control. For these businesses, content management must be an enabler, not a barrier to rapid adaptability and operational excellence.

     With an IEC-enabled manufacturing process, for example, the chief designer for a product manufacturer can generate a master plan of a new design and, in short order, begin simultaneous manufacturing of the new design in factories around the world. The steps of acquiring various raw materials and components, distributing them to the factories, bringing them to inventory, programming the automated assembly equipment, and adjusting individual production schedules are all handled by the IEC applications. The entire content supply chain is involved, including the traditional product design and supply chain management to customer service. Because IEC applications virtually eliminate the human errors associated with current methods, while leveraging human expertise on how to get things done, our main attractions as a manufacturing technology are rapid time to revenue, extraordinary product quality and sharply reduced cost of customer service.

     The IEC model can be applied to various industries to improve time to revenue, increase product quality, and reduce the cost of customer service.

     Inbox's products provide automated Internet-enabled, business-to-business, IEC content management applications which shorten time-to-market by developing, capturing, transferring, sharing and leveraging the corporate expertise required to deliver and maintain content throughout the content supply chain. The customers for these products include anyone looking for competitive advantage by leveraging the expertise inherent in their people and processes (e.g.: vertically integrated self-sufficient manufacturers as well as horizontally integrated teams of vendors.) Inbox's IEC content management software provides integrated workflow and immediate, ease-of-use functionality. The software improves the ability of Internet-connected manufacturing supply chains to communicate and collaborate on new product designs and product changes. For example, an Engineering Change Order ("ECO") for a product modification can be automatically routed on a real time basis through an integrated work flow approval process and instantly communicated over the Internet to the "virtual Inbox" of the manufacturing organization, which may be a separate company located anywhere in the world along with other companies in the supply chain. Inbox products are the first enterprise-class solutions for automating the product change process for both large and mid-tier companies. Our products set a new standard for functionality, flexibility and ease-of-use enabling customers to transform the product change process into a highly optimized, value-added business system.

     Inbox products also manage business processes, controlling the way people create and modify content and addressing the impact of tasks on content. Specifically, Inbox software products:

     1. Manage what happens to the data when someone works on it.

     A product may go through hundreds of design changes during the course of development, each involving far-reaching modifications to the underlying engineering content. Inbox software acts as the engineer's working environment, capturing all new and changed content as it is generated, maintaining a record of which version it is, recalling it on demand and effectively keeping track of the engineer's every move. The software allows reference to any documents, file and form and facilitates access by other members of the design team and supports the concurrent engineering principle. For example, although only one user can be working on a master design, colleagues working on the same project can be instantly notified that an updated 'master' design is available, and reference copies of it will be inserted automatically in each collaborator's "Inbox". A given document or bill of materials ("BOM") can be worked on only by the user to whom it is logged out, but the content can be looked at and copied by everyone with the necessary access permission.

     2. Manage the flow of data between people.

     Inbox products make it easy for design team members to share meaningful groups of documents, as well as move work around from department to department, or from individual to individual in logically organized bundles. During the development of a product, many thousands of parts may need to be designed. For each part, files need to be created, modified, viewed, checked and approved by many different people, perhaps several times over. Each part may call for different development techniques and different types of content. Since work on any of these master files will have a potential impact on other related files, there needs to be continuous cross-checking, modification, resubmission and rechecking.

     Bringing order to this highly complex workflow is what Inbox products do best. In particular, the software keeps track of the thousands of individual decisions that determine who does what next. The software allows the up-to-date status of the entire task, with all supporting content, to be tracked and viewed by authorized individuals at all times. Communication within the development team is enhanced. When content and files are passed around, they can be accompanied by instructions, notes and comments, eliminating human error and misinterpretations. Inbox products have 'redlining' capability and the ability for annotating files with the electronic equivalent of 'post-it' notes.

     3. Track all the events and movements that happen during the history of a project.

     In addition to keeping comprehensive database records of the current state of the project, Inbox products also record the states and milestones the project has been through. The software provides a valuable source of process audit trail content which is a fundamental requirement for conformance to international quality management standards such as ISO9000, EN29000 and BS5750. This level of historical tracking, as well as providing comprehensive auditing, also permits the active monitoring of individual performance -- invaluable during time-critical projects.

     Inbox's products dramatically increase design productivity by maximizing the time-to-market benefits of concurrent engineering while maintaining control of product content and distributing it automatically to the people who need it -- when they need it. Master data is held only in a secure 'vault' where its integrity can be assured and all changes to it are monitored, controlled and recorded. Duplicate reference copies of the master data can be distributed freely to users in various departments or companies for design, analysis and approval. The new data is then released back into the vault. When a 'change' is made to content, a modified copy of the content is signed, dated, and stored in the vault alongside the old content which remains in its original form as a permanent record.

     Inbox's products address the critical need to integrate IEC content supply chain management using the Internet with suppliers and overall management of information. These products include:

     - ecFlow -- Solution for Engineering Change Management

     - dcFlow -- Solution of Documentation Change Management

     - npFlow -- New Product Introduction Program Management

     Inbox products have application beyond our current high technology customers and address a much larger market of midsize to Fortune 500 manufacturing companies. Wherever manufactured products change rapidly, have extended supply chains with or without outsourcing and experience abbreviated life cycles due to continuous improvements, Inbox's Flow series can provide a strategic solution.

     The advantage of the Inbox software is our combination of flexible applications and a revolutionary components-based workflow technology, which allows companies to bring Inbox's software online faster, for a much lower price than competitors. Our goal is to rapidly increase this market penetration on a global basis through verticalization. Certain industries, such as the automotive for example, have common traits that can be addressed as a group to increase the attractiveness of Inbox products within the industry. Verticalized versions of Inbox are being prepared for launch during 2000 and beyond.

  Consulting Services

     We provide a variety of services that help integrate the Inbox products into the customer's design environments and customize the products to fit the customer's business processes. We believe that the need for such services will increase rapidly as IEC products earn market share.

  Maintenance Services

     We offer standard support services, which include product updates, telephone and internet support and metrics reporting. Custom support services are also available, including standard support services plus technical management, application and educational services.

EDA PRODUCTS AND SERVICES

     We are currently developing Electronic Design Automation (EDA) software products and will provide related services which enable engineers to design, analyze, interconnect and verify integrated circuits. Our EDA products are focussed on the fabrication of "deep submicron" integrated circuits that are quickly becoming most prevalent.

     The term "deep submicron" refers to an IC manufacturing process that has transistor gate lengths under 0.35m (micron), and generally denotes the most difficult and challenging region for designers. Advances in the deep submicron area require increasingly sophisticated EDA tools that enable the precise determination of the physical characteristics of a design prior to commitment to manufacturing. We have concentrated EDA tool development into those areas of design automation which offer engineers the greatest leverage toward successful volume manufacturing capabilities.

     Our EDA business unit ("EDA Business") was formed with the acquisition and merger of Chip & Chip, Inc. in September 1999, Verilux Design Corporation in September 1999 and Novo Systems Corporation in October 1999. These three EDA companies were acquired to address the most challenging problems in EDA. Each generation of semiconductor process advance brings new challenges in how integrated circuit designers model, integrate, simulate, and verify the entire chip and Systems-on-a-Chip ("SOC")). These challenges provide significant new opportunities that will launch next generation EDA tools. In the sub-0.18-micron generations, the challenge has become how to efficiently integrate complex, yet subtle, device and interconnect physics into EDA software that can effectively handle millions of transistors. We believe that our deep understanding of these device physics issues combined with our extensive experience in semiconductor process technology will provide advanced EDA tools to solve key design problems.

     The technologies these companies have brought to Aspec include:

     - Deep sub micron analysis of interconnect properties;

     - Cross talk analysis of deep Submicron designs which includes Resistance
       (R), Capacitance (C) and Inductance (I);

     - Electrostatic Discharge and Latch-up analysis of I/O cells; and

     - High level Verification and Test Bench development.

  Deep Sub Micron Physical Analysis and Verification

     These set of tools will assist in the analysis of deep submicron ("DSM") interconnect models and assist in the optimization of process yield and overall performance.

     Due to the extremely small geometries of DSM, gate delay is no longer the predominate component of circuit delay which impacts the overall performance of the device. Interconnect between devices now have the greatest impact on overall device delay and therefore performance. Aspec's initial suite of DSM physical analysis tools will assist in the development of very accurate interconnect models for DSM designs. These tools are currently in development. Designers can then use this model for estimation of interconnect delay for floor planning or circuit analysis. Our EDA software products which will provide these capabilities include:

     - X-Savior (Fast 3D Full-Chip Crosstalk Analyzer)

     - SWIM (Statistically based Worstcase Interconnect Model generator)

     - InterCal (Interconnect Delay Calculator for early design stage) will be the first available technology to address statistically-based worst case interconnect modeling for deep submicron designs.

     X-Savior will serve an increasingly important niche market space known as crosstalk analysis. As transistor counts climb and engineers continue to increase the mix of digital and analog circuits on ever-larger systems-on-a-chip, noise generated by one microregion can cause improper operation of logic circuitry in an adjacent microregion. Engineers have long understood the need for crosstalk analysis to eliminate negative effects, but have been constrained to deal with it due to excessively long run times for analysis tools. If crosstalk is not eliminated prior to manufacturing, back-end test may reveal serious system-level issues which prevent entire wafer lots from reaching the market.

     X-Savior will provide fast, full-chip crosstalk screening and analysis. The software delivers run times that are typically 15 times faster than other tools. Importantly, the software performs three-dimensional analysis. X-Savior is compatible with the most popular content based file formats employed worldwide and runs on similarly popular workstations. The output is a crosstalk violation report plus a netlist in SPICE or DSPF format. The report and netlist facilitate rapid correction of microregion design issues. X-Savior is in development and is currently scheduled for release in the Fourth Quarter, 2000.

     The Statistically-based Worst case Interconnect Model (SWIM) generator and Interconnect delay Calculator (InterCal) products will give semiconductor manufacturers the ability to enhance performance, maximize capacity, optimize power consumption and improve overall yield by allowing designers to create and use more accurate worst case interconnect models. On-chip interconnect delay is considered the key determinant of the overall performance of an integrated circuit. Although it may not seem important, the time it takes for electrons to travel between transistors has become a major factor in DSM design. Because transistor counts have climbed into the millions, the accumulation of signal delays now account for the majority of total system delays. Clearly, engineers must have tools that deliver high quality delay statistics related to the process as well as to the geometry of design. SWIM will provide fast, accurate and flexible analysis that is easy to use. The output enables the engineer to directly address those regions of chip design that cause higher-than-expected delay by offering factual guidance on process variations such as dielectric thickness and metallization width, and physical variations such as resistance and capacitance.

     InterCal is similar but is intended for use very early in the design stage of an integrated circuit. It allows engineers to estimate load conditions that enable calculation of driver values for a specific interconnect load. This in turn determines transistor sizes and related power consumption issues. InterCal effectively eliminates the need to redesign chips which fail to correctly deliver sufficient drive current for important interconnect nets. SWIM and InterCal provide extremely accurate 2-D and 3-D statistically-based worst case interconnect modeling and pre-layout interconnect content for deep submicron design and process development. Most manufacturers use worst case process variations (skew corner worst case model), which provide pessimistic models, and therefore cause wide, unrealistic design margins for chip designers. By using statistically-based worst case interconnect modeling, an accurate estimation can be made of the process variation and therefore designers can take greater advantage of deep submicron technology without the risk of failing chips. By using SWIM and InterCal, engineers will now be able to accurately model interconnect using worst case modeling techniques without sacrificing performance, capacity or yield.

     With the number of designs targeted for 0.18um technology and below increasing over the next four years, the demand for SWIM and InterCal type technology is also forecasted to grow. With the high cost of wafer fab development and optimization, semiconductor manufacturers can now leverage more out of each technology generation through more accurate modeling techniques such as SWIM. Both SWIM and InterCal are in development and currently scheduled for release in the Second Quarter of 2000.

  System Level Verification and Test Bench Environments

     Test Bench development, re-use and management continues to be a critical factor for large system level IC designs. In the Third Quarter of 2000, we will be introducing a suite of tools that will provide a verification environment to address the verification and test bench issues.

     Novo Systems currently provide worldwide maintenance and support for Zycad accelerators and these customers will continue to be supported in the future. Updates and upgrades to current customers using existing Zycad accelerators and software will continue to be available via local support and the Internet.

CUSTOMERS

     Our historical principal customers for our SIP Business include ASIC and foundry companies, EDA companies, electronic system companies and IC companies. We have been dependent on a relatively small number of customers for a substantial portion of our annual revenue. In fiscal 1997, Tritech accounted for 10% of our revenue, and our seven largest customers accounted for 43% of our revenue. In fiscal 1998, Asahi Glass accounted for 13% of our revenue and five of our largest customers accounted for 43% of our revenue. In fiscal 1999, one customer accounted for 17% of our revenue, and our five largest customers accounted for 44% of our revenue. We anticipate that the majority of our revenue will be derived from a relatively small number of customers through at least fiscal 2000.

     Our principal customers for our Inbox Software products include our traditional high technology customer base for our SIP Business in addition to manufacturing companies, and also any company with a process for IEC content management. Since Inbox was acquired in December 1999, Inbox did not contribute to our revenue in fiscal 1999.

     Our principal customers for our EDA products will be the same high technology customer base as our SIP Business. Our EDA products are still under development and did not contribute to our revenue in fiscal 1999.

     None of our customers have a written agreement with us that obligates it to license additional products or to renew our maintenance agreement, and there can be no assurance that any customer will purchase additional software licenses or renew our maintenance agreement. The loss of one or more of our major customers, or reduced orders by one or more of such customers, could materially adversely affect our business, operating results and financial condition. The results of our SIP Business which we intend to sell, are not indicative of our future results. See "Other Factors Affecting Future Operating Results -- Customer Concentration; Dependence on Customers in Asia."

SALES, MARKETING AND CUSTOMER SUPPORT

     Our current customers for our historical SIP Business are principally located in North America, Japan, Korea, and Taiwan. We market our products primarily through our direct sales force. A significant portion of our EDA customers are located in Asia. Our current customers for our Inbox products are principally located in North America and we expect potential sales growth in Europe and Asia. We employ highly skilled engineers and technical sales persons capable of serving the sophisticated needs of our customers. In addition to our direct sales and marketing efforts, we participate in industry trade shows and seminars to promote the adoption of our products. In parts of Asia, we market our products primarily through a limited number of independent distributors that license and service our products in these markets. We also support these distributors with technical, sales and management personnel.

     A significant portion of our revenue is derived from customers outside the United States, and we anticipate that international revenue will continue to account for a significant portion of our total revenue. Revenue from customers outside the United States, substantially all of whom are located in Asia, accounted for 53%, 54% and 32% of revenue in fiscal 1997, 1998 and 1999, respectively. Although we do not believe that we experienced any material adverse impact in revenue as a result of the financial dislocations that occurred in certain Asian countries during 1998 and 1999, we have experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At November 30, 1999, approximately 71% of our accounts receivable (including unbilled receivables) were from Asian-based customers. Although we currently believe, based in part on continuing discussions with these customers, that our existing accounting reserves are adequate given the estimated exposure related to all of our accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on our ability to collect our accounts receivable or on our business, operating results and financial condition. The results of our historical SIP Business which we intend to sell, are not indicative of our future results.

     Our international business involves a number of risks, including the impact of possible recessionary environments in foreign economies, political and economic instability, cancellation of maintenance contracts, exchange rate fluctuations, longer receivables collection periods and greater difficulty in accounts receivable collection from distributors and customers, difficulty in managing distributors or sales representatives, unexpected changes in regulatory requirements, reduced or limited protection for intellectual property rights, export license requirements, tariffs and other trade barriers and potentially adverse tax consequences. Although we price our products and services in United States dollars, currency exchange fluctuations could have a material adverse effect on our business to the extent that our pricing is not competitive with products priced in local currencies. We do not currently hedge against foreign currency fluctuations. See "Other Factors Affecting Future Operating
Results -- Risks Associated With International Operations." We license all of our products to customers under nonexclusive agreements that do not transfer title and that restrict use of the products to specified purposes. We offer customers the option of licensing our products enterprise-wide or for use at a particular site or on designated computers at specific sites. License fees are dependent on the type of license, product mix and number of copies of each product subject to the license.

     We provide customers with technical support as well as training and consulting services. We believe that a high level of customer service and support is important to the adoption and successful utilization of our products. Our customers typically pay an additional fee for maintenance agreements that entitle them to technical support and periodic product upgrades. We also offer additional training and consulting services on a fee basis. To address technical issues, we have established a technical support group comprised of field and headquarters applications engineers who understand the design methodologies of our customers. Through our technical support group, we provide customers with software updates, documentation updates and assistance with problem identification and resolution.

RESEARCH AND DEVELOPMENT

     We believe that our future competitive position will depend in large part on our ability to quickly and cost effectively develop new products, maintain and enhance our current product line, maintain technological competitiveness and meet an expanding range of customer requirements. During fiscal 1997, 1998 and 1999, research and development expenses were $1.2 million, $2.6 million and $5.6 million, respectively. In addition to research and development expenses, engineering efforts devoted to developing products for which revenue is recognized on a percentage of completion basis are recognized as cost of revenue. As a result of our engineering efforts and acquisitions, we have a substantial base of technology, which we are able to reuse in other product offerings. We expect to continue to devote significant resources to our various engineering efforts. To date, all product development costs have been expensed as incurred. Our research and development efforts are focused on continued development of our Inbox and EDA products.

     Our products are subject to rapid technological change, frequent introductions of new products, short product life cycles, changes in customer demands and requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, our future success will depend on our ability to continue to enhance our existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements and that keep pace with product introductions by our competitors. Any failure by us to anticipate or respond adequately to changes in technology or customer requirements, or any significant delays in product development or introduction, would have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be successful in our product development efforts, that we will not experience difficulties that could delay or prevent the successful development, introduction and sale of new or enhanced products or that such new or enhanced products will achieve market acceptance. We have in the past experienced delays in the release dates of certain of our products. If release dates of any new significant products or product enhancements are delayed, our business, operating results and financial condition would be materially adversely affected. We could also be exposed to litigation or claims from our customers in the event we do not satisfy our delivery commitments. There can be no assurance that any such claim will not have a material adverse effect on our business, operating results and financial condition. See "Other Factors Affecting Future Operating Results -- Dependence Upon Continuous Product Development; Risk of Product Delays."

COMPETITION

     Our historical competitors in our SIP Business include Artisan Components, Inc., Compass Design Automation (a division of Avant!), Mentor Graphics, Cadence Design Systems, Nurologic, and Silicon

Architects (a division of Synopsys Inc.) Our principal competitors for our EDA products include Cadence Design Corporation, Avant!, Mentor Graphics Corporation, and Synopsys Inc.; and Agile Software, Opentext, Documentum and Matrix One for the Inbox products. We also experience significant indirect competition from the engineering departments of potential customers that maintain and develop internally, EDA design tools and IEC content management software systems. It is also likely that increased competition could come from large companies such as Microsoft Corporation. Increased competition could eventually result in price reductions or reduced operating margins which could materially adversely affect our business, operating results and financial condition. Many of our potential competitors have significantly greater financial, technical, marketing and other resources than us. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures will not materially adversely affect our business, operating results and financial condition. We believe the principal elements of competition in our markets are the range of EDA tools and IEC content management technologies supported, technological leadership, product functionality, the level of technical support provided, software reliability and price. We believe that we compete favorably with respect to each of these factors. See "Other Factors Affecting Future Operating Results -- Competition."

PROPRIETARY RIGHTS

     Our success is dependent on our ability to protect our proprietary technology. We rely upon a combination of copyright, patent, trade secret and trademark laws to protect our proprietary technology. We enter into confidentiality agreements with our employees, distributors and customers and limit access to and distribution of the source code to our software and other proprietary information. There can be no assurance that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Any such misappropriation of our technology or development of competitive technologies could have a material adverse effect on our business, operating results and financial condition. Despite our efforts to protect our proprietary rights, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third-party copying or use, and attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Policing the unauthorized use of our products is difficult and we could incur substantial costs in protecting and enforcing our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition.

     As of November 30, 1999, we held six U.S. patents for our SIP Business which expire from 2013 to 2015 and had two U.S. patent applications pending. We currently do not have any patents issued for our Inbox or EDA products. We also have twelve patent applications pending for our SIP Business in various foreign jurisdictions. These patents and pending applications for our SIP Business will be transferred with the business assets upon the closing of the sale of the SIP Business. We have several patent applications under consideration for our Inbox and EDA products. We expect to continue to file patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel rather than on our patents. We have registered the trademarks Aspec Technology, ABOND, HDEA, I/O GEN, and Mastergen and have one trademark application pending in the United States. The process of seeking patent and trademark protection can be expensive and time consuming. There can be no assurance that patents or trademarks will be issued from pending or future applications or that, if issued, such patents or trademarks will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, there can be no assurance that any patent or trademark rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights. In addition, the laws of certain countries in which our products are licensed or distributed do not protect our products and intellectual property rights to the same extent as the laws of the United States. Accordingly, effective trademark, copyright and patent protection may be unavailable in certain foreign countries.

     As is common in the technology industry, we may from time to time receive notices from third parties claiming infringement by our products of third-party proprietary rights. While we are not currently subject to any such claim, we believe that our products could increasingly be subject to such claims as the market for our products grows and as more competitors enter the market. Any such claim, with or without merit, could result in significant litigation costs and require us to enter into royalty and licensing agreements, which could have a material adverse effect on our business, operating results and financial condition. Such royalty and licensing agreements, if required, may not be available on terms acceptable by us or at all. See "Other Factors Affecting Future Operating Results -- Limited Protection of Proprietary Rights."

EMPLOYEES

     As of November 30, 1999, we had 91 employees, including 51 in operations, 12 in research and development, 11 in sales and marketing and 17 in finance and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

EXECUTIVE OFFICERS

     Our executive officers and their ages as of November 30, 1999 are as follows:

                  NAME                     AGE                         POSITION
                  ----                     ---                         --------
Conrad J. Dell'Oca(1)....................  58    Chairman of the Board and Director
Michael J. Carroll(1)....................  56    President and Chief Executive Officer and Director
Raymond Grammer..........................  62    Chief Financial Officer
Douglas E. Klint.........................  49    Vice President, Secretary, and General Counsel
John R. Walsh............................  56    Vice President, Operations, EDA Division
Ronald K, Bell(2)(3).....................  56    Director
David K. Lam (2)(3)......................  56    Director

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

     Michael J. Carroll has served as President and Chief Executive Officer and a Director of Aspec since October 1999. From December 1994 to December 1998, Mr. Carroll served as Group President of the Preco Electronics Division of Preco, Inc., a manufacturing company. Mr. Carroll also served as President of Sensym, Inc., a subsidiary of BTR, Ltd. from July 1992 to December 1994. Mr. Carroll received a B.S. degree in business and industrial management from San Jose State University in 1965.

     Douglas E. Klint has served as Vice President, Secretary and General Counsel of Aspec since August 1998. Mr. Klint has also served as Acting President and Acting Chief Executive Officer from January 1999 to October 1999. From December 1994 to August 1998, Mr. Klint served as Vice President, Secretary and General Counsel of GateField Corporation, which develops and sells field programmable gate arrays. From December 1984 to December 1994, Mr. Klint served as Vice President, Secretary and General Counsel of

Zycad Corporation which developed and sold EDA hardware and software. Mr. Klint received a B.A. degree in Economics and Business Administration from Gustavus Adolphus College in Minnesota in 1972 and a Juris Doctor degree from the William Mitchell College of Law in 1976.

     Raymond Grammer has served as Chief Financial Officer of Aspec since October 1999. From December 1997 to October 1999, Mr. Grammer served as Chief Financial Officer of Eclipse International, Inc. an intellectual property company. From June 1991 to December 1997, Mr. Grammer served as Chief Financial Officer of ICELabs, Inc., an electronics company. Mr. Grammer received his B.S. degree in 1959 from the University of Illinois.

     John R. Walsh has served as Vice President Operations, EDA Division, of Aspec since October 1999. From October 1997 to October 1999, he served as President and Chief Executive Officer of Novo Systems Corporation. From February 1991 to October 1997, Mr. Walsh served as Vice President, Customer Support, of Zycad Corporation, a manufacturer of hardware accelerators.

     Ronald K. Bell has been a director of Aspec since March 1999. Mr. Bell has served as Vice President, Communications Products of Micro Linear Corporation, an analog and mixed semiconductor company, since June 1999. From February 1998 to June 1999, Mr. Bell was Chief Executive Officer of Equator Technologies, Inc., a multimedia processor company. From October 1997 to 1998, Mr. Bell was Vice President, Engineering and Chief Operations Officer at Equator Technologies, Inc. From November 1995 to 1997, he was Vice President, Advanced Architecture and Consumer Products Divisions and General Manager, Consumer Products Division of LSI Logic. Mr. Bell received a B.S. in Electrical Engineering and a M.S. in Computer Science from the University of Utah.

     David K. Lam has served as director of Aspec since August 1999. Mr. Lam has served as Chairman of the David Lam Group, a management consulting firm for high growth technology companies, since 1988. Dr. Lam is currently a director of Integrated Telecom Express, Inc. and Tru-Si Technologies, Inc.

     Officers serve at the discretion of the Board and are appointed annually. There are no family relationships between our directors or officers.

ITEM 2. PROPERTIES

     We occupy approximately 29,000 square feet of office space in Sunnyvale, California, pursuant to a lease which expires in November 2001. As a result of our acquisition of Inbox Software, we also occupy approximately 7072 square feet of office space in Milpitas, California under a lease which expires in April 2003. In addition, we also occupy approximately 9,600 square feet of office space in Longmont, Colorado under a lease which expires in February 2002 as a result of our acquisition of SIS Microelectronics. We also maintain sales offices in Boca Raton, Florida, San Diego, California and Tokyo, Japan. We believe that our existing facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

SUPERIOR COURT FOR THE STATE OF CALIFORNIA

     CLASS ACTION LAWSUIT

     On July 1, 1998, a class action lawsuit, Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037 ("the Jonas Complaint"), was filed in the Superior Court for the State of California, County of Santa Clara. The Jonas Complaint alleged that Aspec and certain of our officers, directors and the underwriters of our initial public offering, violated California Corporations Code Sections 25400 and 25500, and California Business and Professions Code Sections 17200 and 17500 by making false and misleading statements about Aspec's financial condition. The action was purportedly brought on behalf of all persons who purchased Aspec stock during the period from April 28, 1998 through June 25, 1998. On July 2, 1998, July 27, 1998, and August 17, 1998, three additional complaints were filed in state court against Aspec and certain of our officers, directors, entitled respectively, William Neuman, et al. v. Aspec Technology, Inc., et al., No. CV-775089; Martin L. Klotz, on behalf of the Martin Klotz Defined Benefit Profit Sharing Plan, et al. v. Aspec Technology, Inc., et al., No. CV-775591 (the "Klotz Complaint"); Glen O. Ressler and Thelma M.

Ressler, et al., v. Aspec Technology, Inc., et al. No. CV-776065. In addition to alleging the same violations of the Corporations Code as the three other complaints, the Klotz Complaint also alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933, and a class period of April 28, 1998 through June 30, 1998. The complaints sought unspecified damages.

     On January 29, 1999, the plaintiffs consolidated the pending class action cases and filed a Consolidated Amended Complaint, styled Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037. The Consolidated Amended Complaint was purportedly brought on behalf of all persons who purchased Aspec's stock between April 27, 1998 and June 30, 1998, alleged that Aspec and certain of our officers and directors, as well as our underwriters, violated Sections 25400 and 25500 of the California Corporations Code, and Sections 11 and 15 of the Securities Act of 1933 (except as to the underwriters). On June 7, 1999, Aspec and certain of the individual defendants filed demurrers to the Consolidated Complaint. On June 9, 1999, the plaintiffs filed a motion for summary adjudication of their claims against Aspec under Section 11 of the Securities Act. The plaintiffs also moved to certify a plaintiff class.

     On August 26, 1999, the court heard argument on the defendants' demurrers. The court sustained the demurrers in part and overruled them in part. Specifically, the court held that the plaintiffs had not pleaded their claims under California Corporations Code Section 25400 with sufficient particularity and granted plaintiffs leave to amend this claim. The court overruled the defendants' demurrers to the Section 11 claim. Following that hearing, plaintiffs withdrew their motion for summary adjudication. Thereafter, plaintiffs filed their First Amended Class Action Complaint, under seal, on October 18, 1999.

     On January 11, 2000, the defendants filed demurrers to Count I of the First Amended Complaint, which alleged claims under California Corporations Code Sections 25400/25500. The Aspec Defendants demurred to Count I on the basis that plaintiffs had not pleaded facts demonstrating that the defendants had acted with scienter. The Aspec Defendants also moved to strike certain allegations in the complaint. The motions were fully briefed, and the court heard oral argument on defendants' demurrers and motion to strike and plaintiffs' motion for class certification on February 24, 2000. The court overruled the defendants' demurrers, denied the motion to strike, and took the motion for class certification under submission.

     DERIVATIVE LAWSUIT

     Certain of our current and former officers, directors and shareholder entities were also named as defendants in a derivative lawsuit styled Linda Willinger, IRA, et al. v. Conrad Dell'Oca et al., No. CV-778007, filed on November 12, 1998, in the Superior Court of Santa Clara County. The derivative action alleges facts similar to those in the class action and also alleges that certain of the directors caused us to conduct the initial public offering in order to redeem preferred stock they owned or in which they had a beneficial interest. Aspec filed a demurrer to that Complaint on June 8, 1999 on behalf of certain of the officer and director defendants and nominal defendant, Aspec. Thereafter, the plaintiffs requested the defendants' assent to the dismissal of their complaint and the filing of an amended complaint. Plaintiffs filed their First Amended Shareholders' Derivative Complaint on September 2, 1999.

     The Aspec Defendants demurred to that complaint on November 12, 1999 on the basis that the nominal plaintiffs had failed to make a demand on the Board of Directors before filing the derivative lawsuit, and that they had also failed to plead sufficient facts to excuse a pre-suit demand. After the matter was fully briefed, the court heard argument on January 25, 2000. On January 27, 2000, the court sustained the defendants' demurrers with sixty days' leave to amend. Therefore, plaintiffs' amended complaint presently is due to be filed on March 28, 2000.

     OTHER LITIGATION

     On June 21, 1999, a lawsuit entitled Cadabra Design Technology, Inc. v. Aspec Technology, Inc., No. CV 782691, was filed in the Superior Court, Santa Clara County. Plaintiff's complaint sought damages in the amount of $1,594,000 for an alleged breach of a commercial software licensing agreement entered into by Cadabra Design Technology, Inc. and the Company on or about August 18, 1998. On August 6, 1999, we answered the complaint -- denying liability and asserting various affirmative defenses -- and filed a cross-complaint seeking damages according to proof and equitable relief for breach of contract, conversion, and negligent misrepresentation on the part of Cadabra Design Technology, Inc. On February 16, 2000, the parties executed a Settlement Agreement and General Release in the case, pursuant to which we will pay Cadabra $600,000 in full and final satisfaction of all claims related to the parties' software licensing agreement. On February 22, 2000, Cadabra filed with the court a Notice of Settlement and Conditional Dismissal, and has agreed and represented to the court that it will file a request for dismissal within five days after receiving the aforementioned settlement payment. This settlement has been accrued for as of November 30, 1999.

     Aspec Technology, Inc. v Compaq Computers, Inc. was filed on December 28, 1998 in the Superior Court of California, Santa Clara County, No. CV778943. By our complaint, we sought to collect the principal sum of $403,344, plus interest, attorney's fees and costs, from Compaq, alleging that Compaq had breached a contract to purchase certain of Aspec's library software. Compaq filed a counter claim alleging that we had breached the contract by failing to deliver in functional form the promised software on the schedule promised, as well as alleging fraudulent misrepresentation relating to the contract. The counter claim alleges unspecified damages in excess of $25,000. Documents have been exchanged and certain written discovery has been undertaken, but no testimony has been taken in the case. Compaq has offered to settle the matter by paying us $175,000. Aspec has not accepted the offer and we are continuing to discuss resolution with Compaq. Trial is scheduled for April 24, 2000.

     On September 23, 1999, a lawsuit entitled Lesley Nemeth v. Aspec Technology Inc., was filed in Superior Court, Santa Clara County, No. DC383204. Plaintiff is a former consultant to us who seeks in her complaint damages in the sum of $12,600 plus interest and attorney's fees. On November 23, 1999 the court ordered the matter to binding arbitration administered by the American Arbitration Association. We are awaiting plaintiff's filing of the arbitration claim.

NASDAQ INQUIRY

     On September 4, 1998, we received an informal request for information from the NASDAQ Listing Investigations Staff. NASDAQ requested information concerning our financial accounting and internal controls. We have provided information in response to the informal inquiry. NASD held a de-listing inquiry on December 17, 1998 at which we appeared through counsel and provided information. As of February 25, 1999, the NASD has determined that we would remain listed on the NASDAQ.

SEC INQUIRY

     In January 1999, we received an informal inquiry from the Securities and Exchange Commission ("SEC") Staff which we believe relates to our restatement of our financial statements in 1998. We are continuing to provide information in response to the SEC's requests.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET FOR COMMON STOCK

     Our Common Stock has been quoted on the Nasdaq National Market since our initial public offering in April 1998. Prior to such date, there was no public market for the Common Stock. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share for the Common Stock as reported on the Nasdaq National Market. These prices are over-the-counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Our Common Stock is currently quoted under the symbol "ASPC."

                                                              FISCAL YEAR ENDED
                                                                 NOVEMBER 30,
                                                                     1999
                                                              ------------------
                                                               HIGH        LOW
                                                              -------    -------
Fourth quarter (from September 1, 1999 to November 30,
  1999).....................................................   $2.06      $0.78
Third quarter (from June 1, 1999 to August 31, 1999)........    1.00       0.56
Second quarter (from March 1, 1999 to May 31, 1999).........    1.47       0.66
First quarter (from December 1, 1998 to February 28,
  1999).....................................................    2.16       1.13

                                                              FISCAL YEAR ENDED
                                                                 NOVEMBER 30,
                                                                     1998
                                                              ------------------
                                                               HIGH        LOW
                                                              -------    -------
Fourth quarter (from September 1, 1998 to November 30,
  1998).....................................................  $  4.25    $  1.50
Third quarter (from June 1, 1998 to August 31, 1998)........   11.625      2.125
Second quarter (from April 25, 1998 to May 31, 1998)........    15.50      12.25

HOLDERS OF RECORD

     As of November 30, 1999, there were approximately 2,334 beneficial holders of our Common Stock.

DIVIDENDS

     We have never declared or paid cash dividends. We currently intend to retain any earnings for use our its business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     On September 1, 1999, in connection with our acquisition of Chip & Chip, Inc., we issued an aggregate of 2,000,000 shares of our Common Stock to the Chip & Chip, Inc. shareholders. The shares were issued pursuant to Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended.

     On September 1, 1999, in connection with our acquisition of Verilux Design Corporation, we issued an aggregate of 2,127,400 shares of our Common Stock to the Verilux Design Corporation shareholders. The shares were issued pursuant to
Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended.

     On October 20, 1999, in connection with our acquisition of Novo Systems Corporation, we issued an aggregate of 1,600,000 shares of our Common Stock to the Novo Systems Corporation shareholders. The shares were issued pursuant to
Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended.

     On December 3, 1999, in connection with our acquisition of Inbox Software, we issued 2,400,000 shares of our Common Stock to the Inbox shareholders. The shares were issued pursuant to Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                    FISCAL YEAR ENDED NOVEMBER 30,
                                         -----------------------------------------------------
                                          1995       1996       1997        1998        1999
                                         -------    -------    -------    --------    --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
  Revenue..............................  $ 6,640    $14,999    $20,278    $ 23,090    $  7,463
  Cost of revenue......................    2,307      4,702      8,763      16,688      13,379
                                         -------    -------    -------    --------    --------
  Gross profit (loss)..................    4,333     10,297     11,515       6,402      (5,916)
                                         -------    -------    -------    --------    --------
  Operating expenses:
     Research and development..........      445        921      1,190       2,640       5,564
     Sales and marketing...............    1,387      3,526      6,537       5,952       3,724
     General and administrative........    1,093      1,994      2,363       4,576       6,284
     Write-off of purchased
       technology......................       --         --         --         700       3,097
     Amortization -- Goodwill..........       --         --         --         418       1,081
     Write down of software............       --         --         --          --       1,799
                                         -------    -------    -------    --------    --------
          Total operating expenses.....    2,925      6,441     10,090      14,286      21,377
                                         -------    -------    -------    --------    --------
  Income (Loss) from operations........    1,408      3,856      1,425      (7,884)    (27,293)
  Equity losses from joint venture.....       --         --         --          --        (574)
  Interest income, net.................       56        310        173       1,614       1,610
                                         -------    -------    -------    --------    --------
  Income (Loss) before income taxes....    1,464      4,166      1,598      (6,270)    (26,257)
  Provision for income taxes...........      585      1,708        639         264          41
                                         -------    -------    -------    --------    --------
  Net income (loss)....................      879      2,458        959      (6,534)    (26,298)
  Accretion of redeemable preferred
     stock.............................       --        392        823       4,328          --
                                         -------    -------    -------    --------    --------
  Income (loss) attributable to common
     stockholders......................  $   879    $ 2,066    $   136    $(10,862)   $(26,298)
                                         =======    =======    =======    ========    ========
  Diluted earnings (loss) per
     share(1)..........................  $  0.04    $  0.09    $  0.01    $  (0.43)   $  (0.91)
                                         =======    =======    =======    ========    ========
  Diluted average shares outstanding...   20,172     22,397     22,585      25,258      28,831
                                         =======    =======    =======    ========    ========

                                                    FISCAL YEAR ENDED NOVEMBER 30,
                                         -----------------------------------------------------
                                          1995        1996        1997       1998       1999
                                         -------    --------    --------    -------    -------
                                                            (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital......................  $   944    $  3,544    $  3,077    $43,068    $19,646
  Total assets.........................    5,046      15,866      14,905     70,463     45,759
  Long term obligations................       --          --          --      1,052        324
  Redeemable Preferred Stock...........       --      13,345      14,168         --         --
  Redeemable Common Stock..............       --       7,116       7,116         --         --
  Total stockholders' equity
     (deficiency)......................    1,798     (14,223)    (13,859)    58,775     35,941

---------------
(1) See Note 16 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY OVERVIEW

     Aspec was founded in December 1991 to develop, market and support Semiconductor Intellectual Property ("SIP") to enable customers to develop complex Semiconductor Integrated Circuits ("ICs") ICs. Through fiscal 1992, we were principally engaged in the development of our first products and the establishment of customer relationships. We recognized our initial revenue in fiscal 1993 as SIP products were completed for customers designing gate array-based ASICs. In fiscal 1993, 1994 and 1995, a substantial portion of our revenue was derived from the license of SIP products to vertically integrated semiconductor manufacturers that were seeking to enter the merchant ASIC market. During these years, we also expanded our development efforts. By fiscal 1996, we had enhanced our SIP products for gate array-based ICs and had developed SIP products for standard cell-based ICs supporting a number of foundry processes. These developments allowed the Company to expand its customer base to include other integrated semiconductor companies, fabless semiconductor companies, electronics systems manufacturers and distributors that sell to such entities.

     Revenue currently consists primarily of license fees for our SIP products and design services. A license is required for each foundry used by the customer as well as for each process technology employed. We also realize revenue from service and maintenance fees. Typically a customer licenses a bundle of products which is accompanied by documentation and training. The license of our products typically involves a lengthy sales cycle of up to 12 months because the license generally involves a significant commitment of capital by the customer and because Aspec's SIP is either replacing a customer's proprietary SIP or introducing entirely new SIP. These SIP products are licensed to customers on a per design basis, a per site basis or an enterprise basis.

     Our historical SIP Business experienced declining revenues and lost money in fiscal 1998 and 1999. This was caused in part by the competitive pressure of "free libraries" being offered by competitors in the library business under a royalty based business model introduced in late 1998. SIP libraries essentially became a free commodity. The design services business also experienced declining revenues due to off-shore competition based in foreign countries which have a much lower labor rate and cost structure.

     It became apparent in fiscal 1999 that we could not sustain or grow the business based on SIP libraries and design services. We needed to diversify our business and establish a new business direction in order to regain profitability and growth. The best way to leverage our knowledge and experience in silicon process, design methodology and Electronic Design Automation ("EDA") software tool expertise was for us to develop Silicon Intelligent - TM -- EDA design tools that address current gaps and inadequacies in semiconductor design technology and that increase semiconductor design productivity.

     As part of our strategy to develop silicon intelligent EDA design tools, in June 1999, we entered into an agreement to acquire Verilux Design Corporation in exchange for the issuance of an aggregate of 2,127,400 shares of Common Stock and $872,600 cash. Verilux Design is an EDA company located in Santa Clara, California and had 5 employees. The acquisition was completed in September 1999, was accounted for using the purchase method and resulted in a charge to in-process research and development of $1.4 million in our fiscal quarter ended November 30, 1999. We recorded $1.2 million of goodwill as part of this acquisition which will be amortized evenly over a five-year period.

     We also entered into an agreement to acquire Chip & Chip, Inc. in July 1999 in exchange for the issuance of an aggregate of 2,000,000 shares of Common Stock and $800,000 cash. Chip & Chip is an EDA product company located in Santa Clara, California and had 5 employees. The acquisition was completed in

September 1999, was accounted for using the purchase method and resulted in a charge to in-process research and development of $1.0 million in our fiscal quarter ended November, 1999. We recorded $1.6 million of goodwill as part of this acquisition which will be amortized evenly over a five-year period.

     We also entered into an agreement to acquire Novo Systems Corporation in October 1999 in exchange for the issuance of an aggregate of 1,600,000 shares of Common Stock and $1,000,000 cash. Novo Systems is an EDA product and services company located in Milpitas, California and had 23 employees. The acquisition was completed in October 1999, was accounted for using the purchase method and resulted in a charge to in-process research and development of $0.7 million in our fiscal quarter ended November, 1999. No goodwill was recorded as part of this acquisition.

     As part of our strategy to enter the Inter Enterprise Collaboration ("IEC") content management market, we entered into an agreement to acquire Inbox Software, Inc. ("Inbox") in November 1999 in exchange for the issuance of an aggregate of 1,205,866 shares of Common Stock, the assumption of 1,194,134 options and $7,640,000 cash. Inbox is an IEC content management company located in Milpitas, California and had 21 employees. The acquisition was completed in December 1999, and was accounted for using the purchase method, Inbox had revenues for fiscal 1999 of $0.3 million and a net loss of $2.4 million.

     A significant portion of our revenue was recognized on a percentage of completion method based upon actual costs incurred. The completion period typically ranges from one to three months. Accordingly, revenue in any quarter is dependent on progress towards completion of projects. We have in the past experienced delays in the progress of certain projects, and there can be no assurance that such delays will not occur with respect to future projects. Any delay or failure to achieve such progress could result in:

     - a delay in the ability to bill for or collect payment for work previously performed,

     - damage to customer relationships and our reputation,

     - diversion of engineering resources or

     - a delay in the market acceptance of our products,

     Any of which could have a material adverse effect on our business, operating results and financial condition. In addition, these contracts may generally be canceled without cause, and if a customer cancels or delays performance under any such contracts, our business, operating results and financial condition could be materially adversely affected.

     With the transition of our business to concentrating on EDA and IEC software products, the majority of our future revenue will likely consist of software license revenue and related consulting and maintenance services revenue.

     Engineering efforts devoted to developing products or providing services for which revenue is recognized on a percentage of completion basis are recorded as cost of revenue. Engineering efforts devoted to developing our core technology and products not requiring adaptation are recorded as research and development expense. As a result of our engineering efforts and acquisitions, we have a substantial base of technology, which we are able to reuse in other product offerings. We expect to continue to devote significant resources to our various engineering efforts.

     A significant portion of our revenue is derived from customers outside the United States, and we anticipate that international revenue will continue to account for a significant portion of our total revenue. Revenue from customers outside the United States, substantially all of whom are located in Asia, accounted for 53%, 54% and 32% of revenue in fiscal 1997, 1998 and 1999, respectively. Although we do not believe that we experienced any material adverse impact in revenue as a result of the financial dislocations that occurred in certain Asian countries during 1997, 1998 and 1999, we have experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At November 30, 1999, approximately 72% of our accounts receivable (including unbilled receivables) were from Asian-based customers. Although we currently believe, based in part on continuing discussions with these customers, that our existing accounting reserves are adequate given the estimated exposure related to all of its accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on our ability to collect its accounts receivable or on its business, operating results and financial condition.

     Our international business involves a number of risks, including:

     - the impact of possible recessionary environments in foreign economies,

     - political and economic instability, exchange rate fluctuations,

     - longer receivables collection periods and greater difficulty in accounts receivable collection from distributors and customers,

     - difficulty in managing distributors or sales representatives,

     - unexpected changes in regulatory requirements,

     - reduced or limited protection for intellectual property rights,

     - export license requirements,

     - tariffs and other trade barriers and

     - potentially adverse tax consequences.

     Although we price our products and services mainly in United States dollars, currency exchange fluctuations could have a material adverse effect on our business to the extent that our pricing is not competitive with products priced in local currencies. The results of the Novo Systems Japanese subsidiary are maintained in Japanese yen and translated into United States dollars. We do not currently hedge against foreign currency fluctuations. See "Other Factors Affecting Future Operating Results -- Risks Associated With International Operations."

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data as a percentage of revenue:

YEARS ENDED NOVEMBER 30, 1998 AND 1999

                             ASPEC TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED NOVEMBER 30, 1999
                                    ($000'S)

                                                                  SIS MICRO-
                                                     ASPEC     ELECTRONICS INC.     EDA       TOTAL
                                                    -------    ----------------    ------    -------
Revenue...........................................    4,779         2,513             171      7,463
Cost of revenue...................................   11,557         1,728              94     13,379
                                                    -------         -----          ------    -------
  Gross (loss) profit.............................   (6,778)          785              77     (5,916)
Operating expenses:
  Research and development........................    4,682           569             313      5,564
  Sales and marketing.............................    3,658            74              (8)     3,724
  General and administrative......................    5,141           614             357      6,112
  Write off in process research and development...                                  3,097      3,097
  Write off software..............................    1,799                                    1,799
  Amortization -- goodwill........................      669           172             240      1,081
                                                    -------         -----          ------    -------
          Total operating expenses................   15,949         1,429           3,999     21,377
Loss from operations..............................  (22,727)         (644)         (3,922)   (27,293)
Interest and other income, net....................    1,617             5             (12)     1,610
Equity losses from joint venture..................     (574)                                    (574)
                                                    -------         -----          ------    -------
Loss before income taxes..........................  (21,684)         (639)         (3,934)   (26,257)
Provision for income taxes........................       41                                       41
                                                    -------         -----          ------    -------
Net loss..........................................  (21,725)         (639)         (3,934)   (26,298)
                                                    =======         =====          ======    =======

                             ASPEC TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED NOVEMBER 30, 1999
                                 (PERCENTAGES)

                                                                   SIS MICRO-
                                                      ASPEC     ELECTRONICS INC.     EDA      TOTAL
                                                     -------    ----------------    ------    -----
Revenue............................................    100%            100%            100%    100%
Cost of revenue....................................    242              69              55     179
                                                      ----            ----          ------    ----
  Gross (loss) profit..............................   (142)             31              45     (79)
Operating expenses:
  Research and development.........................     98              23             184      75
  Sales and marketing..............................     77               3              (5)     50
  General and administrative.......................    108              24             210      82
  Write off in process research and development....     --              --           1,822      42
  Write off software...............................     37              --              --      24
  Amortization -- goodwill.........................     14               7             141      14
                                                      ----            ----          ------    ----
          Total operating expenses.................    334              57           2,352     287
Loss from operations...............................   (476)            (26)         (2,307)   (366)
Interest and other income, net.....................     34               1              (7)     22
Equity losses from joint venture...................    (12)             --              --      (8)
                                                      ----            ----          ------    ----
Loss before income taxes...........................   (454)            (25)         (2,314)   (352)
Provision for income taxes.........................      1              --              --       1
                                                      ----            ----          ------    ----
Net loss...........................................   (455)%           (25)%        (2,314)%  (353)%
                                                      ====            ====          ======    ====

                             ASPEC TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED NOVEMBER 30, 1998
                                    ($000'S)

                                                                   SIS MICRO-
                                                      ASPEC     ELECTRONICS INC.    EDA     TOTAL
                                                     -------    ----------------    ---    -------
Revenue............................................  22,527             563         --      23,090
Cost of revenue....................................  15,966             722         --      16,688
                                                     ------          ------         --     -------
  Gross profit (loss)..............................   6,561            (159)        --       6,402
Operating expenses:
  Research and development.........................   2,205             435         --       2,640
  Sales and marketing..............................   5,952              --         --       5,952
  General and administrative.......................   4,206             370         --       4,576
  Write off in process research and development....     700              --         --         700
  Amortization -- goodwill.........................     418              --         --         148
                                                     ------          ------         --     -------
          Total operating expenses.................  13,481             805         --      14,286
Loss from operations...............................  (6,920)           (964)        --      (7,884)
Interest and other income, net.....................   1,601              13         --       1,614
Equity losses from joint venture...................      --              --         --          --
                                                     ------          ------         --     -------
Loss before income taxes...........................  (5,319)           (951)        --      (6,270)
Provision for income taxes.........................      76             188         --         264
                                                     ------          ------         --     -------
Net loss...........................................  (5,395)         (1,139)        --      (6,534)
Accretion of redeemable preferred stock............   4,328              --         --       4,328
                                                     ------          ------         --     -------
Net Loss attributable to common stockholders.......  (9,723)         (1,139)        --     (10,862)
                                                     ======          ======         ==     =======

                             ASPEC TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED NOVEMBER 30, 1998
                                 (PERCENTAGES)

                                                                       SIS MICRO-
                                                                      ELECTRONICS
                                                             ASPEC        INC.        EDA    TOTAL
                                                             -----    ------------    ---    -----
Revenue....................................................   100%         100%        --     100%
Cost of revenue............................................    71          128         --      72
                                                              ---         ----        ---     ---
  Gross profit (loss)......................................    29          (28)        --      28
Operating expenses:
  Research and development.................................    10           77         --      11
  Sales and marketing......................................    26           --         --      26
  General and administrative...............................    19           66         --      20
  Write off in process research and development............     3           --         --       3
  Amortization -- goodwill.................................     2           --         --       2
                                                              ---         ----        ---     ---
          Total operating expenses.........................    60          143         --      62
Loss from operations.......................................   (31)        (171)        --     (34)
Interest and other income, net.............................     7            2         --       7
Loss before income taxes...................................   (24)        (169)        --     (27)
Provision for income taxes.................................    --           33         --       1
                                                              ---         ----        ---     ---
Net loss...................................................   (24)        (202)        --     (28)
Accretion of redeemable preferred stock....................    19           --                 19
                                                                                              ---
Net loss attributable to common stockholders...............   (43)%       (202)%       --     (47)%
                                                              ===         ====        ===     ===

     As of November 30, 1999, the Company operated in two segments, Aspec Technology, Inc. and SIS Microelectronics, Inc. SIS is treated as a separate segment since SIS has separate financial information and this is reported directly to the Chief Executive Officer. For fiscal 1999, Novo, Verilux and Chip & Chip are included together in EDA in the above tables. The "Aspec" column includes the results of the historical Aspec SIS business as well as corporate expenses not specifically attributable to a particular segment.

     The consolidated results for the fourth quarter of 1999 and for the fiscal year ended November 30, 1999, include the results of Verilux and Chip & Chip since their acquisition on September 2, 1999. The results from Novo Systems are included for the period from October 20, 1999 through fiscal year ended November 30, 1999.

     The activities of Verilux and Chip & Chip before and during the fourth quarter of 1999 involved R&D expenditures and general administrative expenses.

     Novo Systems activities for the period from October 20, 1999 through fiscal year ended November 30, 1999, involved mainly activities surrounding Zycad maintenance support.

     Revenues. Revenue for Aspec decreased by 79% from $22.5 million in fiscal 1998 to $4.8 million in fiscal 1999. The decline in revenue in fiscal 1999 compared with fiscal 1998 was primarily attributable to continued decline of our SIP and design services businesses. Also, in the fourth quarter, 1999 we decided to refocus our efforts on our new EDA business further contributing to a decline in revenue from our SIP businesses.

     International revenue for Aspec accounted for 32% of revenue in fiscal 1999 compared to 65% of revenue in fiscal 1998.

     Revenue for SIS increased by 316% from $0.6 million in fiscal 1998 to $2.5 million in fiscal 1999. This increase in revenue in fiscal 1999 compared with fiscal 1998 was attributable to an increase in product and service offerings. International revenue for SIS accounted for 5% of revenue in fiscal 1999 and fiscal 1998.

     Revenue from our EDA Business for the period since the date of the acquisitions through fiscal year ended November 30, 1999 were $0.17 million derived from maintenance services.

     Cost of revenue. Cost of revenue for Aspec primarily represents the costs of personnel and other operating expenses incurred in the development and production of SIP products to customer specifications. Cost of revenue decreased by 28% from $16.0 million in fiscal 1998 to $11.6 million in fiscal 1999. Cost of revenue as a percentage of revenue was 71% and 242% in fiscal 1998 and fiscal 1999, respectively. The absolute dollar decreases in cost of revenue and the increases in cost of revenue as a percentage of revenue in fiscal 1999, compared with fiscal 1998, were due to,

     - reduced headcount (e.g., turnover and reduction in force), and

     - significantly decreased revenue levels.

Due primarily to these factors, our gross margin percentage was adversely effected in fiscal 1999. We expect cost of revenue as a percentage of revenue to fluctuate in future periods depending on the mix between development program revenues and revenues from previously developed products.

     Cost of revenue for SIS primarily represents the cost of personnel and other operating expenses incurred in the development and production of products and services to customers. Cost of revenue increased by 142% from $0.7 million in fiscal 1998 to $1.7 million in fiscal 1999. Cost of revenue as a percent of revenue was 128% and 69% in fiscal 1998 and fiscal 1999, respectively. The absolute dollar decrease in cost of revenue and the increase in cost of revenue as a percentage of revenue in fiscal 1999 compared with fiscal 1998, were due primarily to the decrease in revenue levels. Cost of revenue for the EDA Business was insignificant.

     Research and development. Research and development expenses represent the cost of engineering personnel and other operating expenses incurred in the development and enhancement of our core technology and products not requiring significant adaptation. Research and development expenses for Aspec increased by 114% from $2.2 million in fiscal 1998 to $4.7 million in fiscal 1999. Research and development expense as a percentage of revenue was 10% and 98% in fiscal 1998 and fiscal 1999, respectively. The absolute dollar increases in research and development expenses and the increases in research and development costs as a percentage of revenue in fiscal 1999, compared with fiscal 1998, were primarily due to increased work on internal SIP business rather than standard libraries during fiscal 1999 as well as investment in the acquired EDA products during the fourth quarter of fiscal 1999. We expect research and development expense to increase in absolute dollars in fiscal 2000.

     Research and development expenses for SIS increased by 50% from $0.4 million in fiscal 1998 to $0.6 million in fiscal 1999. Research and development expense as a percentage of revenue was 77% and 23% in fiscal 1998 and fiscal 1999, respectively. The absolute dollar increase in research and development expenses and the decrease in research and development expenses as a percentage of revenue in fiscal 1999, compared with fiscal 1998, were due to investments in new products and an increase in revenue.

     Research and development expense for the EDA Business was $0.3 million since the date of acquisition through fiscal year ended November 30, 1999.

     Sales and marketing. Sales and marketing expenses consist of salaries and commissions paid to internal sales and marketing personnel and sales representatives, promotional costs and related operating expenses. Sales and marketing expenses for Aspec decreased by 40% from $6.0 million in fiscal 1998 to $3.6 million in fiscal 1999. Sales and marketing expense as a percentage of revenue was 26% and 77% in fiscal 1998 and fiscal 1999, respectively. The absolute dollar decreases in sales and marketing expenses in fiscal 1999, compared with fiscal 1998, were due to decreased headcount as well as less expenses and commissions due to lower sales volume.

     Sales and marketing expenses for SIS and the EDA Business were insignificant for fiscal years 1998 and 1999.

     General and administrative. General and administrative expenses for Aspec, which includes all corporate, general and administrative expenses, increased by 21% from $4.2 million in fiscal 1998 to $5.1 million in fiscal 1999. General and administrative expenses as a percentage of revenue was 19% and 108% in fiscal 1998 and fiscal 1999, respectively. The absolute dollar increases in general and administrative expenses and the increases in general and administrative expenses as a percentage of revenue in fiscal 1999, compared with fiscal 1998, were due to increased legal fees resulting from the lawsuits, as well as an increase in the bad debt expense.

     General and administrative expenses for SIS increased by 50% from $0.4 million in fiscal 1998 to $0.6 million in 1999. General and administrative expenses as a percentage of revenue were 66% and 24% in fiscal 1998 and fiscal 1999, respectively. The absolute dollar increase in general and administrative expenses and the decrease in general and administrative as a percentage of revenue in fiscal 1999, compared with fiscal 1998, were due primarily to an increase in shared expenses and increased revenue.

     General and administrative expenses for the EDA Business were $0.4 million from the date of acquisition through fiscal year ended November 30, 1999.

     The $3.1 million written off to purchased technology in fiscal 1999 related to the acquisitions of Novo Systems, Chip & Chip, and Verilux (see Note 6 to the Condensed Consolidated Financial Statements). The Company recorded $2.9 million of goodwill as part of these acquisitions which will be amortized evenly over a five-year period.

     A one-time charge of $1.8 million was incurred to write down the third party software tools used in the SIP Business to their realizable value.

     Interest income, net. Net interest income for Aspec remained relatively flat at $1.6 million in both fiscal 1998 and fiscal 1999. Net interest income as a percentage of revenue was 7% and 34% in fiscal 1998 and 1999, respectively. SIS had no interest income in either fiscal 1998 or fiscal 1999.

     Foreign Currency. Balance sheet accounts of Novo Systems' foreign subsidiary in Japan are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Revenue, costs and expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from foreign exchange transactions are included in the statement of operations and were not significant during the period presented.

     Provision for income taxes. The provision for income taxes for Aspec was $76 thousand and $41 thousand in the fiscal years 1998 and 1999, respectively. Excluding the impact of the one-time non-deductible write-off of purchased technology, write down of software and the increase in valuation allowance recorded against deferred tax assets, the effective tax rate was (1)% for fiscal 1999, compared with 38% in fiscal 1998. The difference between our effective tax rate and the U.S. federal statutory income tax rate is primarily due the tax effect of purchased technology that is non-deductible for tax purposes, the valuation allowance recorded against deferred assets and state taxes net of federal benefit. The provision for income taxes for SIS for fiscal 1998 was $188,000. There was no provision for fiscal 1999.

YEARS ENDED NOVEMBER 30, 1997 AND 1998

                                                                YEAR ENDED
                                                               NOVEMBER 30,
                                                              --------------
                                                              1998      1997
                                                              ----      ----
Revenue.....................................................  100%      100%
Cost of revenue.............................................   72        43
                                                              ---       ---
Gross profit................................................   28        57
Operating expenses:
  Research and development..................................   11         6
  Sales and marketing.......................................   26        32
  General and administrative................................   20        12
  Write-off of purchased technology.........................    3        --
  Amortization -- Goodwill..................................    2        --
                                                              ---       ---
          Total operating expenses..........................   62        50
                                                              ---       ---
(Loss) income from operations...............................  (34)        7
Interest and other income, net..............................    7         1
Equity losses from joint venture............................   --        --
                                                              ---       ---
(Loss) income before income taxes...........................  (27)        8
Provision for income taxes..................................    1         3
                                                              ---       ---
Net (loss) income...........................................  (28)        5
Accretion of redeemable preferred stock.....................   19         4
                                                              ---       ---
Net (Loss) income attributable to common stockholders.......  (47)%       1%
                                                              ===       ===

     Revenues. Revenue for Aspec increased by 14% from $20.3 million in fiscal 1997 to $22.5 million in fiscal 1998. The growth in revenue in fiscal 1998 compared with fiscal 1997 was primarily attributable to our termination of a relationship with a foreign distributor which resulted in $2.9 million of revenues being recognized in the third quarter of fiscal 1998.

     International revenue for Aspec accounted for 65% of revenue in fiscal 1998 compared to 53% of revenue in fiscal 1997.

     SIS was acquired in 1998 and no financial results for SIS were included for fiscal year 1997.

     Cost of revenue. Cost of revenue increased by 82% from $8.8 million in fiscal 1997 to $16.0 million in fiscal 1998. Cost of revenue as a percentage of revenue was 43% and 71% in fiscal 1997 and fiscal 1998, respectively. The absolute dollar increases in cost of revenue and the increases in cost of revenue as a percentage of revenue in fiscal 1998, compared with fiscal 1997, were due to:

     - hiring of additional engineering personnel and related expenses associated with customer funded development programs,

     - start-up costs associated with our chip design service group,

     - costs of the additional personnel who joined us as a result of the acquisition of SIS Microelectronics,

     - costs of using outside programmers, and

     - costs of rework under maintenance resulting from process technology changes implemented by semiconductor foundries for which we had developed process-related performance data which required recalculation and/or recharacterization. Such rework was provided as part of customer maintenance contracts.

     Due primarily to these five factors, our gross margin percentage was adversely effected in fiscal 1998. Research and development. Research and development expenses for Aspec increased by 83% from $1.2 million in fiscal 1997 to $2.2 million in fiscal 1998. Research and development expense as a percentage of revenue was 6% and 10% in fiscal 1997 and fiscal 1998, respectively. The absolute dollar increases in research and development expenses and the increases in research and development costs as a percentage of revenue in fiscal 1998, compared with fiscal 1997, were due to increases in engineering personnel, including additional SIS Microelectronics personnel, and related expenses.

     Sales and marketing. Sales and marketing expenses for Aspec decreased by 9% from $6.5 million in fiscal 1997 to $5.9 million in fiscal 1998. Sales and marketing expense as a percentage of revenue was 32% and 26% in fiscal 1997 and fiscal 1998, respectively. The absolute dollar decreases in sales and marketing expenses in fiscal 1998, compared with fiscal 1997, were due to:

     - higher Asian representative sales commissions in fiscal 1997 that did not recur in fiscal 1998,

     - reduced personnel costs as certain field application engineers were transferred into engineering, and

     - decreased advertising and sales promotions.

     General and administrative. General and administrative expenses for Aspec increased by 75% from $2.4 million in fiscal 1997 to $4.2 million in fiscal 1998. General and administrative expenses as a percentage of revenue were 12% and 19% in fiscal 1997 and fiscal 1998, respectively. The absolute dollar increases in general and administrative expenses and the increases in general and administrative expenses as a percentage of revenue in fiscal 1998, compared with fiscal 1997, were due to:

     - addition of new management and administrative personnel and increased administrative costs, and

     - a $1.0 million increase in the Company's bad debt reserve.

     The $0.7 million written off to purchased technology in fiscal 1998 related to the acquisition of SIS Microelectronics (see Note 5 to the Condensed Consolidated Financial Statements). The Company recorded $3.3 million of goodwill as part of this acquisition which will be amortized evenly over a five-year period.

     Interest income, net. Net interest income for Aspec increased by 700% from $0.2 million in fiscal 1997 to $1.6 million in fiscal 1998. Net interest income as a percentage of revenue was 1% and 7% in fiscal 1997 and 1998, respectively. The absolute dollar increases in interest income in fiscal 1998, compared with fiscal 1997, were due to interest income earned on the proceeds from the Company's initial public offering which was completed in May 1998.

     Provision for income taxes. The provision for income taxes for Aspec was $0.6 million and $76 thousand in the fiscal years 1997 and 1998, respectively. Excluding the impact of the one-time non-deductible write-off of purchased technology and the increase in valuation allowance recorded against deferred tax assets, the effective tax rate was 38% for fiscal 1998, compared with 40% in fiscal 1997. The difference between our effective tax rate and the U.S. federal statutory income tax rate is primarily due to the tax effect of purchased technology that is non-deductible for tax purposes, the valuation allowance recorded against deferred assets and state taxes net of federal benefit. At November 30, 1998, we had a deferred tax asset of approximately $4.7 million. We believed that sufficient uncertainty existed regarding the realizability of the deferred tax asset, other than to the extent of taxes available from carryback of current losses, such that a valuation allowance of $2.6 million was provided against the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily from license revenue and the net proceeds of $71.9 million from the initial public offering of Common Stock in May 1998.

     Our operating activities utilized net cash of $0.7 million, $2.1 million, and $10.0 million in fiscal 1997, 1998, and 1999, respectively. Net cash used in fiscal 1997 for operating activities was mainly due to changes in income tax related assets and liabilities. Net cash used in fiscal 1998 was mainly due to the net loss and increases in accounts receivable. Net cash used in fiscal 1999 was primarily due to the net loss.

     Net cash used in investing activities was $3.2 million, $11.4 million, and $6.3 million in fiscal 1997, 1998, and 1999, respectively. Investing activities consisted primarily of acquisitions and purchases of software licenses and equipment.

     Net cash provided by financing activities was $0.1 million and $53.5 million in fiscal 1997 and fiscal 1998 respectively, and utilized $2.2 million in fiscal 1999. In fiscal 1998, financing activities consisted primarily of the sale of our Common Stock in its initial public offering. In fiscal 1999, cash utilized in financing activities consisted primarily of the purchase of Treasury Stock.

     At November 30, 1999, we had cash and equivalents of $23.9 million. As of November 30, 1999, we had a retained deficit of $53.5 million and working capital of $19.6 million. We anticipate approximately $1.5 million for capital expenditures over the next 12 months.

     On February 24, 2000 we announced the sale of the SIP Business which is subject to the approval of our Board of Directors, and which will close in three phases over through April 2000. The purchase price will be paid in cash and is subject to adjustment at closing. Upon the successful closing of this sale, the Company will be receiving additional cash. Financial details will be disclosed after closing.

     The Company has suffered recurring losses for the years ended November 30, 1998 and 1999. Aspec's continued existence is dependent on our ability to achieve profitable operations. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including:

     - the costs incurred in connection with the defense, settlement or payment of any damages with respect to the class action lawsuits pending against us and related parties,

     - the costs and timing of our product development efforts and the success of these development efforts,

     - the costs and timing of our sales and marketing activities,

     - the extent to which our existing and new products gain market acceptance,

     - competing technological and market developments,

     - the costs involved in maintaining and enforcing patent claims and other intellectual property rights,

     - the level and timing of license revenue,

     - available borrowings under line of credit arrangements and

     - other factors. We believe that our current cash and investment balances together with any cash generated from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months.

     We may require additional funds in the future and there is a risk that financing may not be on terms favorable to us, if available at all.

OTHER FACTORS AFFECTING FUTURE OPERATING RESULTS

     Our Future Operating Results are Expected to Fluctuate and We Depend Upon Timely Project Completion. Our operating results have fluctuated in the past and are expected to fluctuate significantly on a quarterly and annual basis in the future as a result of a number of factors including:

     - the size and timing of customer orders,

     - our ability to achieve progress on percentage of completion contracts,

     - the length of our sales cycle,

     - the timing of new product announcements and introductions by us and our competitors,

     - our ability to successfully develop, introduce and market new products and product enhancements,

     - market acceptance of our products,

     - the cancellation or delay of orders from major customers,

     - the level of changes to customer requirements due to specific changes requested by customers,

     - our ability to retain our existing personnel and hire additional personnel, and

     - general economic conditions.

     These and other factors could have a material adverse effect on our business, operating results and financial condition.

     A significant portion of our revenue is recognized on a percentage of completion method based upon actual costs incurred. The completion period typically ranges from one to three months. Accordingly, revenue in any quarter is dependent on progress towards completion of the project by us. We have in the past experienced delays in the progress of certain projects and there can be no assurance that such delays will not occur with respect to future projects. Any delay or failure to achieve such progress could result in a delay in the ability to bill for or collect payment for work previously performed, damage to customer relationships and our reputation, diversion of engineering resources or a delay in the market acceptance of our products, any of which could have a material adverse effect on our business, operating results, and financial condition.

     In addition, these contracts may generally be canceled without cause, and if a customer cancels or delays performance under any such contracts, our business, operating results and financial condition could be materially adversely affected.

     A customer's license of our products may involve a significant commitment of capital with the attendant delays frequently associated with authorization procedures for capital expenditures within customer organizations. Our operating expenses will be based in part on our expectations of future revenue from product licenses. Accordingly, if we do not realize its expected revenues, our business, operating results, and financial condition would be materially adversely affected.

     We Need to Manage Growth and Retain Key Personnel. The growth of our business and expansion of our customer base has placed, and is expected to continue to place, a significant strain on our management and operations. Our future success will depend on our ability to identify, attract, hire and retain skilled employees and to hire replacements for employees that leave us. In this regard, we have successfully recruited a President/Chief Executive Officer, Chief Financial Officer, and several additional key management personnel.

     We Have Risks Associated With the Acquisitions and Potential
Acquisitions. As part of our strategy to expand our engineering design services capability, in April 1998, we acquired SIS Microelectronics in exchange for the issuance of an aggregate of 400,000 shares of Common Stock. SIS Microelectronics is an engineering design services company located in Longmont, Colorado. The acquisition was accounted for using the purchase method and resulted in a charge to in-process research and development of $0.7 million in our fiscal quarter ended May 31, 1998. The remaining $3.3 million of the purchase price was charged to goodwill and will be amortized over a five-year period.

     As part of our strategy to develop silicon intelligent EDA design tools, in June 1999, we entered into an agreement to acquire Verilux Design Corporation in exchange for the issuance of an aggregate of 2,127,400 shares of Common Stock and $872,600 cash. Verilux Design is an EDA company located in Santa Clara, California and had 5 employees. The acquisition was completed in September 1999, was accounted for using the purchase method and resulted in a charge to in-process research and development of $1.4 million in our fiscal quarter ended November, 1999. We recorded $1.2 million of goodwill as part of this acquisition which will be amortized evenly over a five-year period.

     We also entered into an agreement to acquire Chip & Chip, Inc. in July 1999 in exchange for the issuance of an aggregate of 2,000,000 shares of Common Stock and $800,000 cash. Chip & Chip is an EDA product company located in Santa Clara, California and had 5 employees. The acquisition was completed in September 1999, was accounted for using the purchase method and resulted in a charge to in-process research and development of $1.0 million in our fiscal quarter ended November, 1999. We recorded $1.6 million of goodwill as part of this acquisition which will be amortized evenly over a five-year period.

     We also entered into an agreement to acquire Novo Systems Corporation in October 1999 in exchange for the issuance of an aggregate of 1,600,000 shares of Common Stock and $1,000,000 cash. Novo Systems is an EDA product and services company located in Milpitas, California and had 23 employees. The acquisition was completed in October 1999, was accounted for using the purchase method and resulted in a charge to in-process research and development of $0.7 million in our fiscal quarter ended November, 1999. No goodwill was recorded as part of this acquisition.

     As part of our strategy to enter the IEC content management market, we entered into an agreement to acquire Inbox Software Inc. ("Inbox") in November 1999 in exchange for the issuance of an aggregate of 1,205,866 shares of Common Stock, the assumption of 1,194,134 options and $7,640,000 in cash. Inbox is an IEC content management company located in Milpitas, California and had 21 employees. The acquisition was completed in December 1999, and was accounted for using the purchase method. Inbox had revenues for fiscal 1999 of $0.3 million and a net loss of $2.4 million.

     From time to time, we expect to evaluate other potential acquisitions to build our SIP expertise. There can be no assurance that:

     - we will be able to identify attractive acquisition candidates,

     - that we will be able to successfully complete any such acquisition, or

     - that we will be able to integrate any acquired company with our other operations.

     In connection with the acquisitions of SIS Microelectronics, Verilux Design, Chip & Chip, Novo Systems and Inbox or other potential acquisitions, the failure to successfully and efficiently integrate new employees and operations of the acquired company with our existing employees and operations or to successfully manage an acquired company could materially adversely effect our business, operating results, and financial condition.

     The EDA Market is Dominated by a Few Large Companies. With the acquisition of Verilux Design, Chip & Chip and Novo Systems we are entering the EDA market with products that compete against those of large, well established companies. The EDA market is difficult to penetrate and is dominated by four large companies who collectively have 65% of the EDA market.

     We Depend Upon Continuous Product Development and have the Risk of Product Delays. Our customers are subject to:

     - rapid technological change,

     - frequent introductions of new products,

     - short product life cycles,

     - changes in customer demands and requirements, and

     - evolving industry standards.

The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, our future success will depend on our ability to continue to enhance our existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements and that keep pace with product introductions by EDA tool companies, emerging process technologies and other technological developments in the semiconductor industry. Any failure by us to anticipate or respond adequately to changes in technology or customer requirements, or any significant delays in product development or introduction, would have a material adverse effect on our business, operating results and financial condition. In this regard, our gross margin was adversely effected in fiscal 1998 and fiscal 1999, in part due to process technology changes implemented by the semiconductor foundries for which we had developed process-related performance data which required recalculation and/or recharacterization. There can be no assurance that we will be successful in our product development efforts:

     - we could experience difficulties that could delay or prevent the successful development, introduction and sale of new or enhanced products or,

     - such new or enhanced products may not achieve market acceptance.

     We have in the past experienced delays in the release dates of certain of our products. If release dates of any new significant products or product enhancements are delayed, our business, operating results and financial condition would be materially adversely affected. We could also be exposed to litigation or claims from our customers in the event we do not satisfy our delivery commitments. There can be no assurance that any such claim will not have a material adverse effect on our business, operating results and financial condition.

     Our Customers are Concentrated and We Depend on Customers in Asia. We have been dependent on a relatively small number of customers for a substantial portion of our annual revenue. In fiscal 1997, Tritech accounted for 10% of revenue, and our seven largest customers accounted for 48% of our revenue. In fiscal 1998, Asahi Glass accounted for 13% of our revenue, and five of our largest customers accounted for 43% of the revenue. In fiscal 1999, one customer accounted for 17% of our revenue, and five of our largest customers accounted for 44% of the revenue. We anticipate that sales to customers in Asia will continue to account for a significant portion of the our revenue. None of our customers has a written agreement with us that obligates us to license additional products or to renew our maintenance agreement, and there can be no assurance that any customer will license additional products or renew our maintenance agreement. The loss of one or more of our major customers, or reduced orders by one or more of such customers, could materially adversely affect our business, operating results and financial condition.

     We Have Financial Risks Associated With Our International Operations. A significant portion of our revenue is derived from customers outside the United States, and we anticipate that international revenue will continue to account for a significant portion of our total revenue. Revenue from customers outside the United States, substantially all of whom are located in Asia, accounted for 53%, 65% and 32% of revenue in fiscal 1997, 1998, 1999, respectively. Although we do not believe that we experienced any material adverse impact in revenue as a result of the financial dislocations that occurred in certain Asian countries during 1997, 1998, and 1998, we have experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At November 30, 1999, approximately 71% of our accounts receivable (including unbilled receivables) were from Asian-based customers. Although we currently believe, based in part on continuing discussions with these customers, that our existing accounting reserves are adequate given the estimated exposure related to all of our accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on:

     - our ability to collect our accounts receivable,

     - our business,

     - operating results, and

     - financial condition.

     Our international business involves a number of risks, including:

     - the impact of possible recessionary environments in foreign economies,

     - political and economic instability,

     - exchange rate fluctuations,

     - longer receivable collection periods, and

     - greater difficulty in accounts receivable collection from customers,

     - difficulty in managing distributors or sales representatives,

     - unexpected changes in regulatory requirements,

     - reduced or limited protection for intellectual property rights,

     - export license requirements,

     - tariffs and other trade barriers, and

     - potentially adverse tax consequences.

Although we price our products and services mainly in United States dollars, currency exchange fluctuations could have a material adverse effect on our business to the extent that our pricing is not competitive with products priced in local currencies. Significant operations of Aspec, in the future, will be conducted in foreign currencies, primarily Japanese yen. Unexpected changes in the exchange rates for the foreign currencies could result in significant fluctuations in the foreign currency translation gains and losses in future periods. We do not currently hedge against foreign currency fluctuations.

     We Depend Upon the Semiconductor and Electronics Industries. We are dependent upon the semiconductor and electronics industries. Each of these industries is characterized by:

     - rapid technological change,

     - short product life cycles,

     - fluctuations in manufacturing capacity and

     - pricing and gross margin pressures.

Each of these industries is highly cyclical and has periodically experienced significant downturns, often in connection with or in anticipation of decline in general economic conditions during which the number of new IC design projects often decreases. Revenue from new licenses of our products is influenced by the level of design efforts by our customers, and factors negatively affecting any of these industries could have a material adverse effect on our business, operating results and financial condition. In this regard, the shift in industry practice from payment of up-front license fees to a royalty based model will have a material adverse impact on our revenue in future periods. Our business, operating results and financial condition may also fluctuate in the future from period to period as a consequence of general economic conditions in the semiconductor or electronics industry.

     Our Products Have Potential for Product Defects. Complex products such as those offered by us may contain undetected errors, defects or "bugs." There can be no assurance that, despite significant testing by us and by current and potential customers, errors will not be found in products or enhancements to existing products after commencement of commercial shipments. We do not presently maintain insurance with respect to potential damages due to errors or defects in its products. Although we have not experienced material adverse effects resulting from any such errors or defects to date, there can be no assurance that errors or defects will not be discovered in the future, potentially causing delays in product introduction and shipments or requiring design modifications that could materially adversely affect our business, operating results and financial condition.

     We Depend on Key Personnel. Our business depends in significant part on the continued service of our executive officers and other senior management and key employees, including certain technical, managerial and marketing personnel. The loss of the services of any of these individuals or groups of individuals could have a material adverse effect on our business, operating results and financial condition. None of our executive officers have an employment agreement with us. We believe that our future business results will also depend in significant part upon our ability to identify, attract, motivate and retain additional highly skilled technical, managerial and marketing personnel. Competition for such personnel in the computer software industry is intense. We have currently engaged in a search for several additional engineering personnel. There can be no assurance we will be successful in identifying, attracting and retaining such personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Year 2000 Compliance is still a Risk

     During 1999, we completed the process of preparing for the Year 2000 date change. This process involved assessing, testing and remediation of all significant information technology ("IT") and non-IT systems, identifying and communicating with customers, suppliers and other critical service providers to determine if entities with which we transact business had an effective plan in place to address the Year 2000 issue, and determining the extent of our vulnerability to the failure of third parties to remediate their own Year 2000 issue.

     To date, we have not experienced any significant business disruptions as a result of the Year 2000 issue. In addition, we have not been informed of any such problems experienced by its our customers, suppliers and other critical service providers. Although considered unlikely, it is too soon to conclude that there will not be any problems arising from the Year 2000 issue, particularly at some of our customers, suppliers and other critical service providers. We will continue to monitor all business processes throughout 2000 to address any issues and ensure all processes continue to function properly. Contingency plans to address potential risks in the event of Year 2000 failures will be developed as needed.

     As of December 31, 1999, the cost of the Year 2000 project totaled $146,000. We do not expect to incur significant costs during 2000 related to ongoing monitoring and support activities for the Year 2000 issue.

     Our Share Price is Volatile. Since our initial public offering in April 1998, the market price of our Common Stock has been highly volatile and is expected to be significantly affected by factors such as:

     - actual or anticipated fluctuations in our operating results,

     - our failure to meet or exceed published earnings estimates,

     - changes in earnings estimates or recommendations by securities analysts,

     - announcements of technological innovations,

     - new products or new contracts by us or our existing or potential competitors,

     - developments with respect to patents, copyrights or proprietary rights,

     - conditions and trends in the EDA, semiconductor or electronics industries,

     - adoption of new accounting standards affecting the software industry,

     - general market conditions and

     - other factors.

     In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the market price of the Common Stock. In June 1998, securities class action litigation was filed against us and certain of our executive officers and directors. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon our business, operating results and financial condition. See "Part I -- Item 3 -- Legal Proceedings."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants...........................   34
Financial Statements:
Consolidated Balance Sheets
  As of November 30, 1999, and November 30, 1998............   35
Consolidated Statements of Operations
  For Fiscal Years Ended November 30, 1999, November 30,
  1998 and November 30, 1997................................   36
Consolidated Statements of Stockholders' Equity (Deficiency)
  For Fiscal Years Ended November 30, 1999, November 30,
  1998 and November 30, 1997................................   37
Consolidated Statements of Cash Flows
  For Fiscal Years Ended November 30, 1999, November 30,
  1998 and November 30, 1997................................   38
Notes to Financial Statements...............................   39
Financial Statement Schedules -- Schedule II -- Valuation
  and Qualifying Accounts and Revenues
  For Fiscal Years Ended November 30, 1999, November 30,
  1998 and November 30, 1997................................   57

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Aspec Technology, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Aspec Technology, Inc., and its subsidiaries at November 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the financial statements, the Company has incurred significant losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 24, 2000

                             ASPEC TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                  NOVEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $ 23,884    $ 42,480
  Accounts receivable
     (net of allowances of $1,229 in 1999 and $1,271 in
      1998)
     Billed.................................................     2,367       5,165
     Unbilled...............................................        32       2,231
  Income taxes receivable...................................     2,100         679
  Prepaid expenses..........................................       665         882
  Inventory.................................................        92         167
  Deferred income taxes -- net..............................        --       2,100
                                                              --------    --------
          Total current assets..............................    29,140      53,704
Property and equipment -- net...............................     6,451      12,297
Goodwill and other intangible assets........................     6,914       3,226
Loan to related party.......................................       430          --
Investments and other assets................................     2,824       1,236
                                                              --------    --------
          Total Assets......................................  $ 45,759    $ 70,463
                                                              ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable..........................................  $  2,676    $  3,326
  Accrued liabilities.......................................     2,960       3,104
  Bank loan.................................................       222          --
  Customer advances.........................................     3,636       4,206
                                                              --------    --------
          Total current liabilities.........................     9,494      10,636
Other liabilities -- long term..............................       324       1,052
                                                              --------    --------
          Total liabilities.................................     9,818      11,688
                                                              --------    --------
Commitments and contingencies (Notes 9, 10 and 17)
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000 authorized; none
     outstanding............................................        --          --
  Common stock, $.001 par value; 75,000 shares authorized;
     shares outstanding:
     1999 -- 34,300; 1998 -- 28,399.........................    91,551      86,198
  Treasury stock; 1999 -- 2,135 shares......................    (1,987)         --
  Stockholders notes receivable.............................      (156)       (184)
  Deferred stock compensation...............................        --         (70)
  Retained deficit..........................................   (53,467)    (27,169)
                                                              --------    --------
          Total stockholders' equity........................    35,941      58,775
                                                              --------    --------
          Total Liabilities and Stockholders' Equity........  $ 45,759    $ 70,463
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                             ASPEC TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED NOVEMBER 30,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
Revenue.....................................................  $  7,463    $ 23,090    $20,278
Cost of revenue.............................................    13,379      16,688      8,763
                                                              --------    --------    -------
Gross (loss) profit.........................................    (5,916)      6,402     11,515
                                                              --------    --------    -------
Operating expenses:
  Research and development..................................     5,564       2,640      1,190
  Sales and marketing.......................................     3,724       5,952      6,537
  General and administrative................................     6,112       4,576      2,363
  Write-off of purchased technology.........................     3,097         700         --
  Amortization -- Goodwill and other intangible assets......     1,081         418         --
  Write down of software....................................     1,799          --         --
                                                              --------    --------    -------
          Total operating expenses..........................    21,377      14,286     10,090
                                                              --------    --------    -------
(Loss) income from operations...............................   (27,293)     (7,884)     1,425
Interest and other income, net..............................     1,610       1,614        173
Equity losses from joint venture............................      (574)         --         --
                                                              --------    --------    -------
Net (loss) income before income taxes.......................   (26,257)     (6,270)     1,598
Provision for income taxes..................................        41         264        639
                                                              --------    --------    -------
Net (loss) income...........................................   (26,298)     (6,534)       959
Accretion of redeemable preferred stock.....................        --       4,328        823
                                                              --------    --------    -------
Net (loss) income attributable to common stockholders.......  $(26,298)   $(10,862)   $   136
                                                              ========    ========    =======
Basic (loss) earnings per share.............................  $  (0.91)   $  (0.43)   $  0.01
                                                              ========    ========    =======
Basic average shares outstanding............................    28,831      25,258     21,365
                                                              ========    ========    =======
Diluted (loss) earnings per share...........................  $  (0.91)   $  (0.43)   $  0.01
                                                              ========    ========    =======
Diluted average shares outstanding..........................    28,831      25,258     22,585
                                                              ========    ========    =======

   The accompanying notes are an integral part of these financial statements.

                             ASPEC TECHNOLOGY, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (IN THOUSANDS)

                                                                                                                     TOTAL
                                    COMMON STOCK      TREASURY STOCK     STOCKHOLDER     DEFERRED                STOCKHOLDERS'
                                  ----------------   -----------------      NOTES         STOCK       RETAINED   (DEFICIENCY)
                                  SHARES   AMOUNT    SHARES    AMOUNT    RECEIVABLE    COMPENSATION   DEFICIT       EQUITY
                                  ------   -------   -------   -------   -----------   ------------   --------   -------------
Balances, November 30, 1996.....  17,941     3,344        --        --       (648)         (476)       (16,443)     (14,223)
Issuance of common stock under
  stock option plans............       2        10        --        --         --            --             --           10
Repurchase of common stock from
  employees.....................    (709)     (440)       --        --        239           197             --           (4)
Accretion of redeemable
  preferred stock...............      --        --        --        --         --            --           (823)        (823)
Collection of stockholders notes
  receivable....................      --        --        --        --        108            --             --          108
Amortization of deferred stock
  compensation..................      --        --        --        --         --           114                         114
Net income......................      --        --        --        --         --            --            959          959
                                  ------   -------   -------   -------      -----         -----       --------     --------
Balances, November 30, 1997.....  17,234     2,914        --        --       (301)         (165)       (16,307)     (13,859)
Issuance of common stock under
  stock option plans, net of
  repurchases...................     (14)      277        --        --         16            17             --          310
Accretion of redeemable
  preferred stock...............      --        --        --        --         --            --           (212)        (212)
Collection of stockholders notes
  receivable....................      --        --        --        --        101            --             --          101
Amortization of deferred stock
  compensation..................      --        --        --        --         --            78             --           78
Conversion of redeemable common
  stock.........................   4,779     7,116        --        --         --            --             --        7,116
Issuance of common stock, net of
  issuance costs................   6,000    71,891        --        --         --            --             --       71,891
Purchase of SIS
  Microelectronics..............     400     4,000        --        --         --            --             --        4,000
Redemption of preferred stock...                                                                        (4,116)      (4,116)
Net loss........................      --        --        --        --         --            --         (6,534)      (6,534)
                                  ------   -------   -------   -------      -----         -----       --------     --------
Balances, November 30, 1998.....  28,399   $86,198        --   $    --      $(184)        $ (70)      $(27,169)    $ 58,775
Purchase of Verilux.............   2,127     1,893        --        --         --            --             --        1,893
Purchase of Chip & Chip.........   2,000     1,780        --        --         --            --             --        1,780
Purchase of Novo Systems........   1,600     1,536        --        --         --            --             --        1,536
Issuance of common stock under
  stock purchase plans, net of
  repurchases...................     174       144        --        --         --            --             --          144
Collection of stockholders'
  notes receivable..............      --        --        --        --         28            --             --           28
Amortization of deferred stock
  compensation..................      --        --        --        --         --            70             --           70
Purchase of treasury stock......      --        --    (2,135)   (1,987)        --            --             --       (1,987)
Net loss........................      --        --        --        --         --            --        (26,298)     (26,298)
                                  ------   -------   -------   -------      -----         -----       --------     --------
Balances, November 30, 1999.....  34,300   $91,551   $(2,135)  $(1,987)     $(156)           --       $(53,467)    $ 35,941
                                  ======   =======   =======   =======      =====         =====       ========     ========

   The accompanying notes are an integral part of these financial statements.

                             ASPEC TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED NOVEMBER 30,
                                                              -----------------------------
                                                                1999       1998      1997
                                                              --------   --------   -------
Cash flows from operating activities:
Net (loss) income...........................................  $(26,298)  $ (6,534)  $   959
Adjustments to reconcile net (loss) income to net cash used
  for operating activities:
  Write-down of software....................................     1,799         --        --
  Write-off of purchased technology.........................     3,097        700        --
  Depreciation and amortization.............................     7,119      3,980     1,570
  Provision for doubtful accounts...........................       817      1,150        --
  Equity loss from joint venture............................       574         --        --
  Stock compensation expense................................        70         78       114
  Changes in assets and liabilities, net of assets and
    liabilities acquired:
    Accounts receivable.....................................     5,051     (3,480)      945
    Prepaid expenses and other assets.......................       381       (420)       52
    Deferred Income taxes...................................     2,100        842    (2,226)
    Inventory...............................................        82        (68)       --
    Other assets............................................       115         --        --
    Accounts payable........................................    (1,379)     2,306      (140)
    Accrued liabilities.....................................      (767)        76       442
    Net income tax asset/liability..........................    (1,421)    (1,000)   (1,729)
    Other long term liabilities.............................      (728)        --        --
    Customer advances.......................................      (768)       227      (721)
                                                              --------   --------   -------
      Net cash used for operating activities................   (10,156)    (2,143)     (734)
                                                              --------   --------   -------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (1,846)   (10,504)   (3,197)
  Acquisition of SIS Microelectronics, net of cash
    acquired................................................        --         26        --
  Acquisition of Verilux, net of cash acquired..............      (830)        --        --
  Acquisition of Novo, net of cash acquired.................      (487)        --        --
  Acquisition of Chip & Chip, net of cash acquired..........      (796)        --        --
  Investment in Slim Technology.............................    (2,329)        --        --
  Purchase of non marketable equity securities..............        --       (916)       --
                                                              --------   --------   -------
      Net cash used for investing activities................    (6,288)   (11,394)   (3,197)
                                                              --------   --------   -------
Cash flows from financing activities:
  Sale of common stock......................................       144     72,215        10
  Purchase of treasury stock................................    (1,987)        --        --
  Redemption of redeemable preferred stock..................        --    (18,495)       --
  Repayment of borrowings...................................        --       (314)       --
  Repurchase of common stock................................        --        (14)       (4)
  Loan to related party.....................................      (430)        --        --
  Collection of stockholder notes receivable................        28        101       108
                                                              --------   --------   -------
    Net cash provided by financing activities...............    (2,245)    53,493       114
                                                              --------   --------   -------
Effective exchange rate changes on cash and cash
  equivalents...............................................        93         --        --
Net (decrease) increase in cash and equivalents.............   (18,596)    39,956    (3,817)
Cash and equivalents, beginning of period...................    42,480      2,524     6,341
                                                              --------   --------   -------
Cash and cash equivalents, end of period....................  $ 23,884   $ 42,480   $ 2,524
                                                              ========   ========   =======
Supplemental disclosure of cash flow information:
  Cash paid for income taxes................................  $     31   $    549   $ 4,594
                                                              ========   ========   =======
Supplemental disclosure of non-cash investing & financing
  activities:
  Accretion of redeemable preferred stock...................  $     --   $  4,328   $   823
                                                              ========   ========   =======
  Long term payable for acquisition of equipment............  $     --   $  1,000   $    --
                                                              ========   ========   =======

   The accompanying notes are an integral part of these financial statements.

                             ASPEC TECHNOLOGY, INC.

                       NOTES TO THE FINANCIAL STATEMENTS

 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Business -- Through the end of fiscal 1999, Aspec Technology, Inc. and its consolidated subsidiaries ("Aspec" or "the Company") was a provider of merchant semiconductor intellectual property ('SIP") solutions for high-performance, complex IC designs, including System-on-a-chip IC's. As described in Note 6 to the financial statements, the Company acquired three Electronic Design Automation ("EDA") companies, during the fourth quarter of fiscal 1999. Subsequent to year end, as described in Note 18, the Company acquired Inbox Software Corporation, a company providing business-to-business software solutions. As described as in Note 18, in February 2000, the Company entered into an agreement to sell its SIP business, subject to the approval of the Aspec Board of Directors.

     Basis of Presentation -- During fiscal 1999, the Company utilized approximately $10.1 million of cash in its operations and had cash and cash equivalents of $23.9 million as of November 30, 1999. As described in Note 18, the Company, subsequent to year end, acquired Inbox Software Corporation and has utilized a further $7.6 million of cash as part of this acquisition. The Company also made three acquisitions during the fourth quarter of fiscal 1999. All of these acquired businesses have yet to generate significant revenues. The Company has suffered recurring losses for the years ended November 30, 1999 and 1998 which raise substantial doubt about the ability of the Company to continue as a going concern. Aspec's continued existence is dependent on its ability to achieve profitable operations. Management plans to generate positive cash flows from operations through the successful development and marketing of their products. Also management intends to consummate the sale of its SIP business as outlined in Note 18 to generate additional cash. Since there is no assurance that management will complete their plans, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

     Principles of Consolidation -- The consolidated financial statements include the accounts of Aspec Technology, Inc. and its wholly owned subsidiaries, SIS Microelectronics, Inc. Aspec Technology, Inc. (Barbados), Chip & Chip, Inc., Verilux, Inc., Novo Systems, Corp. and its subsidiary, Zycad TSS KK (Japan). Intercompany accounts and transactions are eliminated.

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

     Amortization of Goodwill and Intangibles -- Goodwill is amortized on a straight-line basis over five years. Other intangible assets are amortized on a straight-line basis over two or three years.

     Impairment of Assets -- The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill, and how to measure such an impairment. The methodology set forth in SFAS No. 121 is not significantly different from the Company's prior policy and therefore, the adoption of SFAS No. 121 did not have a significant impact on the consolidated financial statements as far as it relates to impairment of long-

                             ASPEC TECHNOLOGY, INC.

lived assets used in operations. SFAS No. 121 also addresses the accounting for long-lived assets to be disposed of and requires these assets to be carried at the lower of cost or fair market value. (See Note 4).

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

     Fair Value of Financial Instruments -- SFAS 107 "Disclosure About Fair Value of Financial Instruments", requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, bank loan, loan to related party, accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost which approximates fair market values because of the short-term maturity of these instruments.

     Concentration of Credit Risk -- Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Management believes the credit risk associated with such instruments is minimal. An allowance for doubtful accounts is recorded to reduce gross accounts receivable to their net realizable value.

     Revenue Recognition -- A substantial portion of the Company's license revenue has been recognized on a percentage of completion basis based upon actual costs incurred since Aspec's products typically involve levels of adaptation or completion. License terms typically include a payment upon execution of the agreement with further payments upon completion of milestones. Revenue is recognized ratably as the work is performed on the project. Billings in excess of revenue are recorded as customer advances, while revenues in excess of billings are recorded as unbilled receivables. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The time required to adapt a product for a specific customer application generally ranges from three to twelve months. License revenue for products not requiring adaptation is recognized upon delivery and when collection is reasonably assured.

     The Company adopted the provision of Statement of Position 97-2, or SOP 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2," effective December 1, 1998. SOP 97-2 supersedes Statement of Position 91-1, "Software Revenue Recognition," and delineates the accounting for software product and maintenance revenue. Under SOP 97-2, the Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable. In 1998 and 1997, the Company's revenue recognition policy was significantly the same as set forth above.

     Revenue from support and maintenance contracts is deferred as customer advances and recognized ratably over the term of the agreement, which is typically one year.

     Royalty revenues are earned and recognized in the period reported by the customer or when cash is received.

     Research and Development Costs -- Research and development costs are expensed as incurred. Such costs were approximately $5,564,000, $2,640,000 and $1,190,000 in the years ended November 30, 1999, 1998 and 1997 respectively.

     Inventory Valuation -- Inventories comprise goods held for resale and are valued at cost. Cost is determined using the first-in, first-out (FIFO) method.

     Income Taxes -- The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial

                             ASPEC TECHNOLOGY, INC.

statement carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     Foreign Currency Translation -- The functional currency for the majority of foreign operations is the applicable local currency. The translation from the applicable local currency to US dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. To date, such amounts have been insignificant. Gains or losses resulting from foreign currency transactions are included in other income.

     Investments -- Investments in significant 20 to 50 percent-owned affiliates are accounted for using the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition. Impairments are recognized when management determines that the investment or equity in earnings is not realizable. Investments in less than twenty percent owned affiliates are accounted for at cost, less permanent impairments, (see Note 5).

     Stock Compensation -- The Company accounts for stock-based awards granted to employees based on the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company complies with the disclosure requirements of FAS 123, "Accounting for Stock Issued to Employees" (see Note 14).

     Earnings Per Share -- Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). All earnings per share (EPS) data for prior periods have been restated to conform with SFAS 128.

     SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average common shares less shares subject to repurchase rights outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock (See Note 16).

     Comprehensive Income -- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in the financial statement. The Company has adopted SFAS No. 130, however, to date the Company has had no significant components of other comprehensive income.

     Segment Reporting -- In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders.

     The Company adopted SFAS No. 131 during fiscal 1999 (see Note 11). This statement requires that a public business enterprise report financial and descriptive information about it's reporting operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources for segments.

     SFAS 131 also establishes standards for related disclosure about products and services, geographic areas and major customers.

                             ASPEC TECHNOLOGY, INC.

     Reclassifications -- Certain prior year balances have been reclassified to conform with the current year financial statement presentation. These reclassifications have no effect on reported net (loss) income or stockholders' equity.

     Recent Pronouncements -- In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for costs of computer software developed or obtained for internal use. The pronouncement will not have a material impact on the Company.

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company does not expect SOP 98-5 to impact their results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of SFAS No. 133.

 2. BUSINESS RISKS AND CREDIT CONCENTRATIONS

     The Company operates in an intensely competitive industry that has been characterized by rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could affect operating results adversely.

     The Company markets and sells its technology to a narrow base of customers, that are primarily designers and manufacturers of integrated circuits, and generally do not require collateral. At November 30, 1999, three customers respectively accounted for 28%, 14% and 13% of gross accounts receivable. At November 30, 1998, one customer accounted for 31% of gross accounts receivables. A significant proportion of the Company's revenues are derived from customers in Asia, a region experiencing economic volatility. The Company has experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. Approximately 72% and 74% of gross accounts receivable (including unbilled receivables) were from Asian-based customers at November 30, 1999 and 1998 respectively.

 3. PROPERTY AND EQUIPMENT

     Property and equipment consists of (in thousands):

                                                             NOVEMBER 30,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
Computer equipment and software.........................  $ 18,102    $17,700
Office and other equipment..............................       822      1,022
                                                          --------    -------
                                                            18,924     18,722
Less accumulated depreciation and amortization..........   (12,473)    (6,425)
                                                          --------    -------
                                                          $  6,451    $12,297
                                                          ========    =======

     Depreciation and amortization expense associated with these assets was $6.0 million, $3.6 million, and $1.6 million for the fiscal years 1999, 1998, and 1997, respectively.

                             ASPEC TECHNOLOGY, INC.

     The Company recorded an impairment charge of $1.8 million during the fourth quarter of fiscal 1999 for a write down of certain software assets related to its SIP businesses (see Note 4).

 4. IMPAIRMENT OF ASSETS

     On February 23, 2000 the Company signed an agreement to sell to DII Group its SIP businesses, which is subject to Board approval. See subsequent events footnotes for more details relating to the sale (Note 18).

     Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluated the recoverability of its assets to be disposed of, including software licenses. Based on the analysis, the total sales price for the software licenses was $6 million. The net book value of software at November 30, 1999 was $6.1 million and, after excluding the net book value of software that will not be transferred and the cost of transfer, the impairment was evaluated to be $1.8 million, which was recorded as of November 30, 1999.

 5. INVESTMENTS

     During the first quarter of fiscal 1999 the Company purchased a 40 percent interest in Slim Technology Co, Ltd, (Slim Tech), a Korean company, at a cost of $2.3 million. Slim Tech performs semiconductor design services for Korea-based customers. This investment is accounted for using the equity method. The Company's share of the net assets of the company was $1,739,000 at November 30, 1999.

     The Company also holds an investment of $840,000 in Virage Logic, Inc., (Virage), a privately held company. The Company's ownership interest in Virage is less than 20% at November 30, 1999 and is accounted for under the cost method.

 6. ACQUISITIONS

SIS MICROELECTRONICS

     In fiscal 1998, the Company purchased all of the capital stock of SIS Microelectronics for 400,000 shares of Aspec stock at $10 each, for a total value of $4,000,000. Transaction costs were $148,000.

     In conjunction with the acquisition, which was accounted for as a purchase, assets acquired and liabilities assumed were as follows (in thousands):

Fair value of assets acquired...............................  $4,390
Liabilities assumed.........................................     942
                                                              ------
  Net assets acquired.......................................   3,448
                                                              ------
  Purchased technology, expenses............................     700
                                                              ------
     Purchase price.........................................  $4,148
                                                              ======

     The balance sheet, statements of operations and cash flows were consolidated as from April 13, 1998.

     A total of $700,000 was expensed to the Statement of Operations as value assigned to in-process research and development projects. There were two projects in process at the date of acquisition, one of which was 62% complete and one of which was 16% complete.

CHIP & CHIP, INC.

     In fiscal 1999, the Company purchased certain of the assets and liabilities of Chip & Chip, Inc. for 2 million shares of Aspec stock and cash of $800,000 for a total consideration of $2.6 million. Transaction costs were $25,000.

                             ASPEC TECHNOLOGY, INC.

     In conjunction with the acquisition, which was accounted for as a purchase, assets acquired and liabilities assumed were as follows (in thousands):

Fair value of assets acquired...............................  $1,863
Liabilities assumed.........................................     292
                                                              ------
  Net assets acquired.......................................   1,571
  Purchased technology, expenses............................   1,034
                                                              ------
          Purchase price....................................  $2,605
                                                              ======

     The balance sheet statement of operations and cash flows were consolidated as from September 2, 1999.

     A total of $1,034,000 was expensed to the Statement of Operations as value assigned to in-process research and development projects. There were four projects in process at the date of acquisition, two of which were 39% complete and two of which were 13% complete.

VERILUX DESIGN TECHNOLOGY, INC.

     In fiscal 1999, the Company acquired certain assets and liabilities of Verilux Design Technology, Inc. for 2,127,400 shares of Aspec stock and cash of $872,600 for a total consideration of $2.8 million. Transaction costs were $25,000.

     In conjunction with the acquisition, which was accounted for as a purchase, assets acquired and liabilities assumed were as follows (in thousands):

Fair value of assets acquired...............................  $1,431
Liabilities assumed.........................................      73
                                                              ------
  Net assets acquired.......................................   1,358
  Purchased technology, expenses............................   1,433
                                                              ------
          Purchase price....................................  $2,791
                                                              ======

     The balance sheet statement of operations and cash flows were consolidated as from September 2, 1999.

     A total of $1,433,000 was expensed to the Statement of Operations as value assigned to in-process research and development projects. There were four projects in process at the date of acquisition, two of which were 51% complete and two of which were 33% complete.

NOVO SYSTEMS CORPORATION

     In fiscal 1999, the Company purchased certain of the assets and liabilities of Novo Systems Corporation for 1.6 million shares of Aspec stock and cash of $1 million for a total consideration of $2.6 million. Transaction costs were $50,000.

     In conjunction with the acquisition, which was accounted for as a purchase, assets acquired and liabilities assumed were as follows (in thousands):

Fair value of assets acquired...............................  $3,551
Liabilities assumed.........................................   1,665
                                                              ------
  Nets assets acquired......................................   1,886
  Purchased technology, expenses............................     700
                                                              ------
          Purchase price....................................  $2,586
                                                              ======

     The balance sheet, statement of operations and cash flows were consolidated as from October 21, 1999.

                             ASPEC TECHNOLOGY, INC.

     A total of $700,000 was expensed to the Statement of Operations as value assigned to in-process research and development projects. There was one project in process at the date of acquisition which was 25% complete.

     As a result of these four acquisitions during fiscal 1998 and 1999, the Company has recorded goodwill and other intangible assets, consisting of (in thousands):

                                                                   AS OF
                                                                NOVEMBER 30,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Goodwill....................................................  $4,979    $2,925
Acquired workforce..........................................     645        95
Developed technology........................................     498       206
Core technology.............................................     715        --
Other.......................................................      77        --
                                                              ------    ------
                                                               6,914     3,226
                                                              ======    ======

     Amounts allocated to goodwill and other intangible costs from the above acquisitions are being amortized over two to five years from the date of acquisition.

  Pro Forma Disclosure of Significant Acquisitions (Unaudited)

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company as if Chip & Chip, Inc., Verilux Design Technology, Inc., and Novo Systems Corporation had been purchased by Aspec as of the beginning of each period presented, after including the impact of certain adjustments, such as increased amortization expense due to recording intangible assets. The one time charges to expense for the fair value of the In-Process Research and Development have been excluded from the unaudited pro forma results since these are non-recurring charges.

                                                              IN THOUSANDS, EXCEPT SHARE DATA
                                                              --------------------------------
                                                                  1999               1998
                                                              -------------      -------------
Revenues....................................................    $ 11,341           $ 26,929
Net Loss....................................................    $(23,151)          $(11,367)
Basic and diluted net Loss per share........................       (0.69)             (0.37)

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented and are not intended to be a projection of future results.

 7. LOAN TO RELATED PARTY

     During the fourth quarter of fiscal 1999, the Company made a bridge loan to Inbox Software, Inc., (Inbox). This loan is unsecured, bears no interest and is repayable on demand. The Company subsequently acquired Inbox on December 3, 1999 (see Note 18).

                             ASPEC TECHNOLOGY, INC.

 8. ACCRUED LIABILITIES

     Accrued liabilities consist of (in thousands):

                                                                NOVEMBER 30,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Accrued compensation, severance and related benefits........  $1,068    $1,445
Accrued commissions to outside sales representatives........      --       285
Other.......................................................   1,892     1,374
                                                              ------    ------
                                                              $2,960    $3,104
                                                              ======    ======

     Included in Long term liabilities is $272,000, representing an accrual for severance pay. The severance payments are being made bi-monthly over a period ending in fiscal 2001.

 9. BANK LOANS

     As part of the purchase consideration for the acquisition of Chip & Chip, the Company assumed borrowings of $220,000 under a bank loan, plus $2,000 in accrued interest. The loan bore interest at 9.25% and was repaid during December 1999.

10. LEASE COMMITMENTS

     The Company leases its primary operating facility under a noncancelable operating lease agreement, which expires in November 2001. Rent expense incurred under operating leases was approximately $664,000, $585,000, and $465,000 for the years ended November 30, 1999, 1998, and 1997, respectively.

     Future minimum lease commitments under operating leases as of November 30, 1999 are as follows (in thousands):

                    YEAR ENDING
                    NOVEMBER 30,
                    ------------
  2000..............................................  $  671
  2001..............................................     540
  2002..............................................      21
                                                      ------
          Total minimum lease payments..............  $1,232
                                                      ======

     The following lease commitments have been acquired with the purchase of Inbox Software, Inc., on December 3, 1999 (see Note 18):

                     YEAR ENDING
                     NOVEMBER 30,
                     ------------
  2000................................................  $181
  2001................................................   188
  2002................................................   196
  Thereafter..........................................    74
                                                        ----
          Total minimum lease payments................  $639
                                                        ====

11. SEGMENT AND GEOGRAPHIC INFORMATION

     As of November 30, 1999, the Company operated in two segments, Aspec Technology, Inc. and SIS Microelectronics, Inc. SIS is treated as a separate segment since SIS has separate financial information and

                             ASPEC TECHNOLOGY, INC.

this is reported directly to the Chief Executive Officer. For fiscal 1999, Novo, Verilux and Chip & Chip represent immaterial segments and are included together in "other" in the accompanying table.

     The table below presents financial information for the two reportable segments for the two fiscal years ended November 30, 1999. For the fiscal year ended November 30, 1997, there was only one reportable segment as SIS Microelectronics, Inc. was acquired during the fiscal year ended November 30, 1998.

                                     SIS MICROSYSTEMS,
                                           INC.           ASPEC    OTHER    CORPORATE    TOTAL
                                     -----------------   -------   ------   ---------   -------
1999
Revenues...........................        2,513           4,780      170        --       7,463
Loss before interest and tax.......         (644)        (15,939)  (3,922)   (6,788)    (27,293)
Depreciation and amortization......          305           6,320      494                 7,119
Assets.............................        3,526           8,545    8,462    25,226      45,759
Capital expenditures on long-lived
  assets...........................          185           1,661       --        --       1,846
1998                                          --              --       --        --
Revenues...........................           81          23,009       --        --      23,090
Loss before interest and tax.......         (352)           (794)      --    (6,738)     (7,884)
Depreciation and amortization......           73           3,907       --        --       3,980
Assets.............................        3,911          22,301       --    44,251      70,463
Capital expenditures on long-lived
  assets...........................           71          10,433       --        --      10,504

     A reconciliation of earnings before interest and taxes to income before taxes is as follows:

                                                            YEAR ENDED NOVEMBER 30,
                                                           --------------------------
                                                            1999       1998     1997
                                                           -------    ------    -----
(Loss) earnings before interest and taxes................  (27,293)   (7,884)   1,425
Interest income..........................................    1,560     1,622      173
Interest expense.........................................       (2)       (8)      --
Other charges (net)......................................     (522)       --       --
                                                           -------    ------    -----
          (Loss) earnings before income taxes............  (26,257)   (6,270)   1,598
                                                           =======    ======    =====

     Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue is by country, based on the location of the customer. All property and equipment, except for an immaterial amount, is based in the United States and therefore is not disclosed below. Geographic revenue for the three years ended November 30, 1999 is as follows:

                                                             YEAR ENDED NOVEMBER 30,
                                                            -------------------------
                                                            1999      1998      1997
                                                            -----    ------    ------
United States.............................................  5,066    10,582     9,565
Asia......................................................  2,188    11,557     9,812
Other International.......................................    209       951       901
                                                            -----    ------    ------
          Total...........................................  7,463    23,090    20,278
                                                            =====    ======    ======

     Major Customers And International Sales -- In fiscal 1999, one customer accounted for approximately 17% of revenue. In fiscal 1998 and 1997 one customer accounted for 13% and 10%, respectively of revenues. Export sales to Asia accounted for 29%, 57%, and 48% of total revenue in fiscal 1999, 1998, and 1997, respectively.

                             ASPEC TECHNOLOGY, INC.

12. REDEEMABLE PREFERRED STOCK

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

     The aggregate liquidation and redemption value of the Company's outstanding Series A Redeemable Preferred Stock was approximately $18.5 million at May 6, 1998. In connection with the redemption of all outstanding shares of such Series A Redeemable Preferred Stock from the proceeds of the Company's initial public offering in May 1998, as required by the terms of such shares, the difference between the book value and the redemption value of approximately $4.1 million was recorded as accretion for Preferred Stock when determining income attributable to common stockholders and earnings per share. This $4.1 million of accretion was recorded in the second quarter of fiscal 1998 when the offering was completed and the redeemable preferred shares were redeemed.

13. STOCKHOLDERS' EQUITY (DEFICIENCY)

     Treasury Stock -- In the second quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program that authorizes it to repurchase up to $2 million of common shares from time to time on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. The Company purchased 2,135 million shares of common stock in 1999 at an aggregate cost of $1.987 million. The purpose of the stock repurchase program is to help the Company achieve their long-term goal of enhancing stockholder value.

     When the treasury shares are reissued, any excess of the average acquisition cost of the shares over the proceeds from reissuance will be charged to retained earnings.

14. EMPLOYEE STOCK AND OTHER BENEFIT PLANS

  Employee Stock Plans

     In 1996, the Board of Directors adopted the 1996 Stock Option Plan (the 1996 Plan). Under this plan, 4,500,000 shares have been reserved for issuance to directors, officers, employees and consultants to the Company at prices not less than the fair market value for incentive stock options. At the 1999 Annual Stockholders Meeting, the stockholders approved an increase of the shares reserved for issuance under the 1996 Plan to 6,500,000. These options generally expire five to ten years from the date of grant. Incentive and nonstatutory options normally vest and become exercisable at an annual rate of 25%.

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

                             ASPEC TECHNOLOGY, INC.

     A summary of activity under the 1996 Plan and the Director Plan between December 1, 1996 and November 30, 1999, is as follows (in thousands, except per share data):

                                                                       OUTSTANDING OPTIONS
                                                     -------------------------------------------------------
                                          SHARES                                                 WEIGHTED
                                         AVAILABLE    NUMBER        EXERCISE      AGGREGATE      AVERAGE
                                         FOR GRANT   OF SHARES       PRICE          PRICE     EXERCISE PRICE
                                         ---------   ---------   --------------   ---------   --------------
Balances November 30, 1996.............    3,951         541     $2.20 - $ 4.25      2,130        $3.94
Options reserved under the Director
  Plan.................................      250          --           --               --           --
  Options granted......................   (1,372)      1,372     $5.00 - $ 8.50     10,400        $7.58
  Options canceled.....................      462        (462)    $2.20 - $ 8.00     (2,684)       $5.81
  Options exercised....................       --          (2)        $ 5.00            (10)       $5.00
                                          ------      ------                      --------
Balances November 30, 1997.............    3,291       1,449     $2.20 - $ 8.50      9,836        $6.79
  Options granted......................   (5,758)      5,758     $2.06 - $13.37     42,487        $7.38
  Options canceled.....................    4,291      (4,291)    $2.20 - $13.37    (34,986)       $8.15
  Options exercised....................       --         (73)    $2.20 - $ 8.00       (314)       $4.38
                                          ------      ------                      --------
Balances November 30, 1998.............    1,824       2,843     $2.06 - $11.00     17,023        $6.03
Options reserved under the 1996 Plan...    2,000          --           --               --           --
  Options granted......................   (5,700)      5,700     $0.69 - $ 2.00      6,808        $1.19
  Options canceled.....................    3,685      (3,685)    $0.75 - $11.00    (17,993)       $4.86
  Options exercised....................       --          --                            --           --
                                          ------      ------                      --------
Balances November 30, 1999.............    1,809       4,858     $0.69 - $ 8.50   $  5,838        $1.22
                                          ======      ======                      ========

     At November 30, 1999, approximately 1,559,000 shares were available for future grant under the 1996 Plan. At November 30, 1999, 250,000 shares were available for future grant under the 1997 Director Option Plan.

     The weighted average fair value of rights or options granted in fiscal 1997, 1998, and 1999 was $2.11, $5.26 and $1.19, respectively. 144,339, 353,290, and 207,961 options were exercisable at November 30, 1997, 1998 and 1999 respectively.

     In connection with certain issuances of stock rights or options under the Plans, the Company recorded stock compensation for the difference between the deemed fair value for accounting purposes and the issuance or exercise price. Such amounts are amortized to expense over the related vesting periods.

     Additional information regarding options outstanding as of November 30, 1999 is as follows:

                              OPTIONS OUTSTANDING                    EXERCISABLE OPTIONS
                  --------------------------------------------   ----------------------------
                                WEIGHTED AVE.
                                  REMAINING
   RANGE OF         NUMBER       CONTRACTUAL    WEIGHTED AVE.      NUMBER      WEIGHTED AVE.
EXERCISE PRICES   OUTSTANDING    LIFE (YRS)     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   -------------   --------------   -----------   --------------
$0.69 - $1.00      3,672,000         9.7            $0.89           93,719         $0.91
$1.25 - $1.40        110,000         9.1             1.35               --            --
$2.00 - $2.13        995,354         9.0             2.00           73,367          2.00
$4.25 - $6.38         40,750         7.2             4.87           23,375          4.64
$6.80 - $8.50         39,500         7.5             7.83           17,500          7.81
                   ---------         ---            -----          -------         -----
                   4,857,604         9.5            $1.22          207,961         $2.29
                   =========         ===            =====          =======         =====

     Additional Stock Plan Information -- Effective for fiscal 1997, the Company was required to adopt the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). SFAS 123 defines a fair value method of accounting for stock-based

                             ASPEC TECHNOLOGY, INC.

compensation awards to employees. The Company has elected to continue to follow the provisions of Accounting Principals Board No. 25, "Accounting for Stock Issued to Employees," and its related interpretations.

     SFAS 123 requires that the fair value of stock-based awards to employees be calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, five years; 100% stock volatility; risk free interest rate, approximately 6.1% in 1997, and 6.0% in 1998 and 4.47% - 5.88% in 1999; and no dividend payments during the expected term. Forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma income attributable to common stockholders and diluted earnings per share would have been approximately a loss of $819,000 (or ($0.04) per share) in 1997, a loss of $13.1 million (or ($0.52) per share) in 1998, and a loss of $27.1 million or ($0.94) per share in 1999.

     Employee Stock Purchase Plan -- In April 1998, the Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 500,000 shares of common stock for issuance under the Purchase Plan plus annual increases equal to the lesser of

     - the shares underlying options granted in the immediately preceding year or

     - a lesser amount determined by the Board) for sale to employees thereunder at a price no less than 85% of the lower of the fair market value at the beginning of the six-month offering period or the end of such offering.

     The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates once a year in the first year and approximately every six months thereafter. The first offering period commenced in April 1998 and ended on March 31, 1999, and the second offering period commenced in April 1999 and ended on September 30, 1999. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Common Stock at either the first day of each offering period or the date of purchase. As of November 30, 1999, 174,968 shares had been issued under the Purchase Plan at an average price of $0.82 per share.

     The estimated fair value of purchase rights under the Company's Purchase Plan is determined using the Black-Scholes pricing model with the following assumptions for the year ended November 30, 1999; risk-free interest rate -- 5.5%, expected average life -- 0.9 years, expected volatility -- 100% and no expected dividends. The weighted average per share fair value of purchase rights under the Purchase Plan during fiscal 1999 was $0.825.

     Employee Benefit Plan -- The Company has established a 401(k) tax-deferred savings plan. Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. The Company has not contributed to the plan to date.

                             ASPEC TECHNOLOGY, INC.

15. INCOME TAXES

     The provision for income taxes for the years ended November 30 consists of (in thousands):

                                                         1999       1998       1997
                                                        -------    -------    -------
(Loss) income before income taxes.....................  (26,257)    (6,270)     1,598
                                                        =======    =======    =======
Current:
  Federal.............................................  $(2,100)   $  (632)   $ 1,884
  State...............................................        4         --        401
  Foreign.............................................       37        266        580
                                                        -------    -------    -------
          Total current...............................   (2,059)      (366)     2,865
                                                        -------    -------    -------
Deferred:
  Federal.............................................    1,790        583     (1,894)
  State...............................................      310         47       (332)
                                                        -------    -------    -------
          Total deferred..............................    2,100        630     (2,226)
                                                        -------    -------    -------
          Total provision for income taxes............  $    41    $   264    $   639
                                                        =======    =======    =======

     The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income before taxes as a result of the following (in thousands):

                                                            1999       1998      1997
                                                           -------    -------    ----
Income tax (benefit) expense.............................  $(8,927)   $(2,119)   $543
In Process R&D...........................................    1,404         --      --
State income taxes, net of federal benefit...............        4       (367)     81
Increase in valuation allowance..........................    7,328      2,601      --
Other....................................................      232        149      15
                                                           -------    -------    ----
          Total provision for income taxes...............  $    41    $   264    $639
                                                           =======    =======    ====

     The deferred tax assets valuation allowance at November 30, 1999 is attributed to U.S. federal and state deferred tax assets, which result primarily from the tax effect of future reversing temporary differences. Management believes that the realization of deferred tax assets was not assured at November 30, 1999. Significant components of the Company's deferred tax assets were as follows (in thousands):

                                                                 NOVEMBER 30,
                                                         ----------------------------
                                                          1999       1998       1997
                                                         -------    -------    ------
Deferred tax assets:
  Net operating loss...................................  $ 5,525    $ 1,075    $   --
  Expenses not currently deductible....................    2,530      3,026     2,730
  Depreciation and amortization........................       43        191        --
  Tax credit carryforwards.............................    1,831        409        --
                                                         -------    -------    ------
  Deferred tax assets..................................    9,929      4,701     2,730
  Less: valuation allowance............................   (9,929)    (2,601)       --
                                                         -------    -------    ------
Net deferred tax assets................................  $    --    $ 2,100    $2,730
                                                         =======    =======    ======

                             ASPEC TECHNOLOGY, INC.

16. (LOSS) EARNINGS PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted (loss) earnings per share is provided as follows (in thousands, except per share amounts). For the purposes of the (loss) earnings per share compilation, net loss has been reduced by the amount of the periodic accretion for redeemable preferred stock in fiscal 1997 and 1998.

                                                                  YEAR ENDED NOVEMBER 30,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
Numerator -- Basic and diluted (loss) earnings per share
  Net (loss) income attributable to common stockholders.....  $(26,298)   $(10,862)   $   136
                                                              ========    ========    =======
Denominator -- Basic (loss) earnings per share
  Weighted average Common stock outstanding.................    28,831      25,258     21,365
                                                              ========    ========    =======
Basic (loss) earnings per share.............................  $  (0.91)   $  (0.43)   $  0.01
                                                              ========    ========    =======
Denominator -- Diluted (loss) earnings per share
  Weighted average Denominator -- Basic (loss) earnings per
     share..................................................    28,831      25,258     21,365
  Effect of dilutive securities:
     Common shares subject to repurchase rights.............        --          --        978
     Stock purchase rights and options......................        --          --        242
                                                              --------    --------    -------
                                                              $ 28,831    $ 25,258    $22,585
                                                              ========    ========    =======
Diluted (loss) earnings per share...........................  $  (0.91)   $  (0.43)   $  0.01
                                                              ========    ========    =======

     Stock options to purchase 4,864,000 shares of common stock, at prices ranging from $0.75 to $8.00 per share were outstanding at November 30, 1999, but were not included in the computation of diluted earnings per share because they were antidilutive. 243,000 common shares subject to repurchase rights were similarly excluded. At November 30, 1998, 2,893,000 shares of common stock (at prices ranging from $2.06 to $11.00 per share) were outstanding, but were not included as they were anti-dilutive. 423,000 common shares subject to repurchase rights were similarly excluded because they were anti-dilutive.

17. LEGAL PROCEEDINGS

SUPERIOR COURT FOR THE STATE OF CALIFORNIA

     CLASS ACTION LAWSUITS

     On July 1, 1998, a class action lawsuit, Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037 ("the Jonas Complaint"), was filed in the Superior Court for the State of California, County of Santa Clara. The Jonas Complaint alleged that Aspec and certain of its officers, directors and the underwriters of the Company's initial public offering, violated California Corporations Code Sections 25400 and 25500, and California Business and Professions Code Sections 17200 and 17500 by making false and misleading statements about Aspec's financial condition. The action was purportedly brought on behalf of all persons who purchased Aspec stock during the period from April 28, 1998 through June 25, 1998. On July 2, 1998, July 27, 1998, and August 17,
1998, three additional complaints were filed in state court against Aspec and certain of its officers, directors, entitled respectively, William Neuman, et al. v. Aspec Technology, Inc., et al., No. CV-775089 ("the Neuman Complaint"); Martin L. Klotz, on behalf of the Martin Klotz Defined Benefit Profit Sharing Plan, et al. v. Aspec Technology, Inc., et al., No. CV-775591 ("the Klotz Complaint"); Glen O. Ressler and Thelma M. Ressler, et al., v. Aspec Technology, Inc., et al. No. CV-776065 ("the Ressler Complaint"). In addition to alleging the same violations of the Corporations Code as the three other complaints, the Klotz Complaint also alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933, and a class period of April 28, 1998 through June 30, 1998. The complaints sought unspecified damages.

                             ASPEC TECHNOLOGY, INC.

     On January 29, 1999, the plaintiffs consolidated the pending class action cases and filed a Consolidated Amended Complaint, styled Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037. The Consolidated Amended Complaint, purportedly brought on behalf of all persons who purchased Aspec's stock between April 27, 1998 and June 30, 1998, alleges that Aspec and certain of its officers and directors, as well as its underwriters, violated Sections 25400 and 25500 of the California Corporations Code, and Sections 11 and 15 of the Securities Act of 1933 (except as to the underwriters). On June 7, 1999, Aspec and certain of the individual defendants filed demurrers to the Consolidated Complaint. On June 9, 1999, the plaintiffs filed a motion for summary adjudication of their claims against Aspec under Section 11 of the Securities Act. The plaintiffs also moved to certify a plaintiff class.

     On August 26, 1999, the court heard argument on the defendants' demurrers. The court sustained the demurrers in part and overruled them in part. Specifically, the court held that the plaintiffs had not pleaded their claims under California Corporations Code Section 25400 with sufficient particularity and granted plaintiffs leave to amend this claim. The court overruled the defendants' demurrers to the Section 11 claim. Following that hearing, plaintiffs withdrew their motion for summary adjudication. Thereafter, plaintiffs filed their First Amended Class Action Complaint, under seal, on October 18, 1999.

     On January 11, 2000, the defendants filed demurrers to Count I of the First Amended Complaint which alleged claims under California Corporations Code Sections 25400/25500. The Aspec Defendants demurred to Count I on the basis that plaintiffs had not pleaded facts demonstrating that the defendants had acted with scienter. The Aspec Defendants also moved to strike certain allegations in the complaint. Plaintiffs filed their oppositions to these motions on February 1, 2000; the defendants' reply memoranda was filed on February 15, 2000. A hearing on defendants' demurrers and plaintiffs' motion for class certification is scheduled for February 24, 2000.

     DERIVATIVE LAWSUIT

     Certain of the Company's current and former officers, directors and shareholder entities were also named as defendants in a derivative lawsuit styled Linda Willinger, IRA, et al. v. Conrad Dell'Oca et al., No. CV-778007, filed on November 12, 1998, in the Superior Court of Santa Clara County. The derivative action alleges facts similar to those in the class action and also alleges that certain of the directors caused the Company to conduct the initial public offering in order to redeem certain preferred stock. Aspec filed a demurrer to that Complaint on June 8, 1999 on behalf of certain of the officer and director defendants and nominal defendant, Aspec. Thereafter, the plaintiffs requested the defendants' assent to the dismissal of their complaint and the filing of an amended complaint. Plaintiffs filed their First Amended Shareholders' Derivative Complaint on September 2, 1999.

     The Aspec Defendants demurred to that complaint on November 12, 1999, on the basis that the nominal plaintiffs had failed to make a demand on the Board of Directors before filing the derivative lawsuit, and that they had also failed to plead sufficient facts to excuse a pre-suit demand. After the matter was fully briefed, the court heard argument on January 25, 2000. On January 27, 2000, the court sustained the defendants' demurrers with sixty days' leave to amend. Therefore, plaintiffs' amended complaint presently is due to be filed on March 28, 2000.

     OTHER LITIGATION

     On June 21, 1999, a lawsuit entitled Cadabra Design Technology, Inc. v. Aspec Technology, Inc., No. CV-782691, was filed in the Superior Court, County of Santa Clara. Plaintiff's complaint seeks damages in the amount of $1,594,000 for an alleged breach of a commercial software licensing agreement entered into by Cadabra Design Technology, Inc. and the Company on or about August 18, 1998. On August 6, 1999, the Company answered the complaint -- denying liability and asserting various affirmative defenses -- and filed a cross-complaint seeking damages according to proof and equitable relief for breach of contract, conversion,

                             ASPEC TECHNOLOGY, INC.

and negligent misrepresentation on the part of Cadabra Design Technology. On February 16, 2000, the parties executed a Settlement Agreement and General Release in the case, pursuant to which the company shall pay Cadabra $600,000 in full and final satisfaction of all claims related to the parties' software licensing agreement. On February 22, 2000, Cadabra filed with the court a Notice of Settlement and Conditional Dismissal, and has agreed and represented to the court that it will file a request for dismissal within five days after receiving the aforementioned settlement payment. This settlement has been accrued for as of November 30, 1999.

     Aspec Technology, Inc. v. Compaq Computers, Inc. was filed on December 28, 1998 in the Superior Court of California, Santa Clara County, No. CV778943. By the Company's complaint, they sought to collect the principal sum of $403,344, plus interest, attorney's fees and costs, from Compaq, alleging that Compaq had breached a contract to purchase certain of Aspec's library software. Compaq filed a counter claim alleging that the Company had breached the contract by failing to deliver in functional form the promised software on the schedule promised, as well as alleging fraudulent misrepresentation relating to the contract. The counter claim alleges unspecified damages in excess of $25,000. Documents have been exchanged and certain written discovery has been undertaken, but no testimony has been taken in the case. Compaq has offered to settle the matter by paying Aspec $175,000. Aspec has not accepted the offer and is continuing to discuss resolution with Compaq. Trial is scheduled for April 24, 2000.

     On September 23, 1999, a lawsuit entitled Lesley Nemeth v. Aspec Technology Inc., was filed in Superior Court, County of Santa Clara No. DC 383204. Plaintiff is a former consultant to Aspec who seeks in her complaint, damages in the sum of $12,600 plus interest and attorney's fees. On November 23, 1999 the court ordered the matter to binding arbitration administered by the American Arbitration Association. The Company is awaiting plaintiff's filing of the arbitration claim.

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

SEC INQUIRY

     In January 1999, the Company received an informal inquiry from the Securities and Exchange Commission ("SEC") Staff which the Company believes relates to the restatement of the Company's financial statements in 1998. The Company continues to provide information in response to the SEC requests.

     Certain provisions of the Company's Certificate of Incorporation and indemnification agreements between the Company and its officers require the Company to advance to such officers ongoing legal expenses of defending the above lawsuits and may require the Company to indemnify them against judgments rendered on certain claims. The Company expects to incur significant legal expenses on its behalf and on behalf of such officers in connection with this litigation. In addition, defending this litigation has resulted, and will likely continue to result, in the diversion of management's attention from the day to day operations of the business. There can be no assurance that this stockholder litigation will be resolved in the Company's favor. An adverse result, settlement or prolonged litigation would have a material adverse effect on the business, financial condition or results of operations. The Company is currently unable to estimate the range of potential loss associated with these legal proceedings.

                             ASPEC TECHNOLOGY, INC.

18. SUBSEQUENT EVENTS (UNAUDITED)

ACQUISITION OF INBOX SOFTWARE, INC.

     On December 3, 1999, the Company purchased all of the capital stock of Inbox Software, Inc. for 1,205,866 shares of Aspec stock at $3.59 each and cash of $7.64 million. In addition, Aspec assumed 1,194,134 options at $3.43 each. The options have an exercise price of $0.18 per share. The conversion ratio for common stock options was 0.844 Aspec options for each Inbox option held. The converted options maintain their original vesting schedule. Total consideration was $16.2 million. Transaction costs were $95,000. In conjunction with the acquisition, which was accounted for as a purchase, assets acquired and liabilities assumed were as follows (in thousands):

Fair value of assets acquired...............................  $17,233
Liabilities assumed.........................................    1,998
                                                              -------
  Net assets acquired.......................................   15,235
  Purchased technology expenses.............................      925
                                                              -------
     Purchase price.........................................   16,160
                                                              =======

     The balance sheet, statement of operations and cash flows were consolidated as from December 4, 1999. Aspec recorded $17 million of goodwill and other intangible assets which are being amortized over two to five years.

     A total of $925,000 was expensed to the statement of operations as value assigned to the In Process Research and Development projects. There were two projects in process at the date of acquisition, one of which was 55% complete and one which was 25% complete.

SALE OF BUSINESSES

     On February 24, 2000, the Company entered into an Asset Purchase Agreement with DII Semiconductor, Inc. ("DII") whereby they will sell all of their existing System IP business composing the cell library and design services business located in Sunnyvale, CA and its wholly owned design services subsidiary, SIS Microelectronics located in Longmont, CO.

     Under the terms of the Agreement, the sale will comprise three separate phases:

          (1) On February 24, 2000 the first closing took place where certain fixed assets and rights to Aspec Intellectual Property were sold to DII for a total consideration of $2 million. At the same time a Transitional Services Agreement was entered into whereby the Company agreed to contract the employees of the System IP business to DII through the second closing date, for the purpose of evaluating and updating the intellectual property that is to be sold to DII as part of the second closing.

          (2) On April 2000 the second closing will occur and the employees of the System IP business will then transfer to the employment of DII. At this time a further $3.5 million will be payable by DII under this Agreement.

          (3) The third closing will be at a date mutually selected by both parties but in no event will be later than June 1, 2000. At this time the remaining fixed assets, comprising essentially software, will be sold to DII for a total consideration of $6 million payable in six equal installments on or before the 30th day of the first month of the six fiscal quarter beginning with the quarter after the third closing date.

     Either party may terminate the Agreement if the conditions to the obligations as set forth within the Agreement have not been satisfied by June 1, 2000.

     The Asset Purchase Agreement must be ratified by the Aspec Board of Directors to be effective. The next such meeting is scheduled for March 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 24, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

     2. FINANCIAL STATEMENT SCHEDULE

     Schedule II -- Valuation and Qualifying Accounts and Reserves

     -- Allowance for Doubtful Accounts

     -- Valuation Allowance for Deferred Tax Assets

     All other schedules for which provision is made in the Applicable Accounting Regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                             ASPEC TECHNOLOGY, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                       BALANCE    ADDITIONS
                                                         AT       CHARGED TO
                                                      BEGINNING   COSTS AND                  BALANCE AT
                    DESCRIPTION                       OF PERIOD    EXPENSES    DEDUCTIONS   END OF PERIOD
                    -----------                       ---------   ----------   ----------   -------------
Allowance for Doubtful Accounts
  November 30, 1997.................................      300          --           --            300
  November 30, 1998.................................      300       1,150         (179)         1,271
  November 30, 1999.................................    1,271         817         (859)         1,229

Valuation Allowance for Deferred Tax Assets
  November 30, 1997.................................       --          --           --             --
  November 30, 1998.................................       --       2,601           --          2,601
  November 30, 1999.................................    2,601       7,308           --          9,909

     3. REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the registrant during the quarter ended November 30, 1999.

EXHIBITS

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
-------                       -----------------------
  3.1(1)    Restated Certificate of Incorporation of Registrant.
  3.3(1)    Bylaws of Registrant.
  4.2(1)    Form of Common Stock Certificate.
 10.1(1)    Form of Indemnification Agreement.
 10.2(1)*   1996 Stock Plan, as amended, and form of Stock Option
            Agreement.
 10.3(1)*   1997 Employee Stock Purchase Plan, as amended, and form of
            Subscription Agreement.
 10.4(1)*   1997 Director Stock Option Plan and form of Director Option
            Agreement.
 10.5       Agreement and Plan of Reorganization dated as of July 29,
            1999 among the Registrant, Merger Sub, Verilux Design
            Corporation and certain shareholders of Verilux Design.
 10.6       Agreement and Plan of Reorganization dated as of July 30,
            1999 among the Registrant, Merger Sub, Chip & Chip, Inc.,
            and certain shareholders of Chip & Chip, Inc.
 10.7       Agreement and Plan of Reorganization dated as of October 20,
            1999 among the Registrant, Merger Sub, Novo Systems
            Corporation, and certain shareholders of Novo Systems
            Corporation.
 21.1(1)    Subsidiaries of the Registrant.
 23.1       Consent of Independent Accountants.
 24.1       Power of Attorney (see page 54).
 27.1       Financial Data Schedule.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Clara, State of California, on the 2nd day of March, 2000.

                                          ASPEC TECHNOLOGY, INC.

                                          By:      /s/ RAYMOND GRAMMER
                                            ------------------------------------
                                                      Raymond Grammer
                                                  Chief Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Raymond Grammer, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on March 2, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                                        TITLE
                  ---------                                        -----

           /s/ MICHAEL J. CARROLL                President and Chief Executive Officer and
---------------------------------------------     Director (Principal Executive Officer)
            (Michael J. Carroll)

             /s/ RAYMOND GRAMMER               Chief Financial Officer (Principal Financial
---------------------------------------------             and Accounting Officer)
              (Raymond Grammer)

           /s/ CONRAD J. DELL'OCA                   Chairman of the Board and Director
---------------------------------------------
            (Conrad J. Dell'Oca)

             /s/ RONALD K. BELL                                  Director
---------------------------------------------
              (Ronald K. Bell)

              /s/ DAVID K. LAM                                   Director
---------------------------------------------
               (David K. Lam)

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
-------                       -----------------------
  3.1(1)    Restated Certificate of Incorporation of Registrant.
  3.3(1)    Bylaws of Registrant.
  4.2(1)    Form of Common Stock Certificate.
 10.1(1)    Form of Indemnification Agreement.
 10.2(1)*   1996 Stock Plan, as amended, and form of Stock Option
            Agreement.
 10.3(1)*   1997 Employee Stock Purchase Plan, as amended, and form of
            Subscription Agreement.
 10.4(1)*   1997 Director Stock Option Plan and form of Director Option
            Agreement.
 10.5       Agreement and Plan of Reorganization dated as of July 29,
            1999 among the Registrant, Merger Sub, Verilux Design
            Corporation and certain shareholders of Verilux Design.
 10.6       Agreement and Plan of Reorganization dated as of July 30,
            1999 among the Registrant, Merger Sub, Chip & Chip, Inc.,
            and certain shareholders of Chip & Chip, Inc.
 10.7       Agreement and Plan of Reorganization dated as of October 20,
            1999 among the Registrant, Merger Sub, Novo Systems
            Corporation, and certain shareholders of Novo Systems
            Corporation.
 21.1(1)    Subsidiaries of the Registrant.
 23.1       Consent of Independent Accountants.
 24.1       Power of Attorney (see page 54).
 27.1       Financial Data Schedule.

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