Form 10-Q
period 2000-02-29
ASPEC TECHNOLOGY INC
filed 2000-04-05
CIK 1031911

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

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock outstanding as of February 29, 2000 was 34,368,130.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ASPEC TECHNOLOGY, INC.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED FEBRUARY 29, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I. FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements
         a) Condensed Consolidated Statements of Operations for the
         quarter ended February 29, 2000 and February 28, 1999.......     3
         b) Condensed Consolidated Balance Sheets at February 29,
            2000 and November 30, 1999...............................     4
         c) Condensed Consolidated Statements of Cash Flows for the
         quarter ended February 29, 2000 and February 28, 1999.......     5
         d) Notes to Condensed Consolidated Financial Statements.....     6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    13

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    27
Item 6.  Exhibits and Reports on Form 8-K............................    29
SIGNATURES...........................................................    30

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             ASPEC TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                     QUARTER ENDED
                                                              ----------------------------
                                                              FEBRUARY 29,    FEBRUARY 28,
                                                                  2000            1999
                                                              ------------    ------------
Revenue.....................................................    $ 1,566         $ 2,896
Cost of revenue.............................................      2,711           4,218
                                                                -------         -------
Gross profit................................................     (1,145)         (1,322)
                                                                -------         -------
Operating expenses:
  Research and development..................................      1,575           1,152
  Sales and marketing.......................................        547           1,113
  General and administrative................................      2,485           1,455
  Write-off of purchased technology.........................        925              --
  Amortization -- goodwill..................................      1,450             167
                                                                -------         -------
          Total operating expenses..........................      6,982           3,887
                                                                -------         -------
Loss from operations........................................     (8,127)         (5,209)
Interest and other income, net..............................        159             548
Net Loss....................................................     (7,968)         (4,661)
Provision for income taxes..................................         --              --
                                                                -------         -------
Net income (loss)...........................................     (7,968)         (4,661)
Basic earnings (loss) per share.............................    $ (0.22)        $ (0.17)
                                                                =======         =======
Shares used in basic per share calculation..................     35,463          28,055
                                                                =======         =======
Diluted earnings (loss) per share...........................    $ (0.22)        $ (0.17)
                                                                =======         =======
Shares used in diluted per share calculation................     35,463          28,055
                                                                =======         =======

     See accompanying notes to condensed consolidated financial statements.

                             ASPEC TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              FEBRUARY 29,    NOVEMBER 30,
                                                                  2000          1999(1)
                                                              ------------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and equivalents......................................    $ 13,566        $ 23,884
  Accounts receivable, net
     Billed.................................................         760           2,367
     Unbilled...............................................         152              32
  Income taxes receivable...................................       2,100           2,100
  Prepaid expenses and other current assets.................         770             665
  Inventory -- finished goods...............................         120              92
                                                                --------        --------
          Total current assets..............................      17,468          29,140
Property and equipment -- net...............................       5,629           6,451
Goodwill and other intangibles..............................      22,364           6,914
Loan to related party.......................................          --             430
Investments and other assets................................       2,829           2,824
                                                                --------        --------
          Total.............................................    $ 48,290        $ 45,759
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable..........................................    $  1,507        $  2,676
  Accrued liabilities and other current liabilities.........       3,870           2,960
  Customer and other advances...............................       5,856           3,636
  Bank Loan.................................................          --             222
                                                                --------        --------
          Total current liabilities.........................      11,233           9,494
Other liabilities -- long term..............................         322             324
                                                                --------        --------
          Total liabilities.................................      11,555           9,818
Stockholders' equity:
  Common stock..............................................     100,215          91,551
  Stockholders' notes receivable............................         (58)           (156)
  Treasury Stock............................................      (1,987)         (1,987)
  Retained deficit..........................................     (61,435)        (53,467)
                                                                --------        --------
          Total stockholders' equity........................      36,735          35,941
                                                                --------        --------
          Total.............................................    $ 48,290        $ 45,759
                                                                ========        ========

---------------
(1) The balance sheet at November 30, 1999 has been derived from the consolidated audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.

                             ASPEC TECHNOLOGY, INC

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     QUARTER ENDED
                                                              ----------------------------
                                                              FEBRUARY 29,    FEBRUARY 28,
                                                                  2000            1999
                                                              ------------    ------------
Cash flows from operating activities:
Net loss....................................................    $ (7,968)       $(4,661)
Adjustments from operating activities:
Write-off purchase technology...............................         925             --
Equity loss from joint venture..............................          67             --
  Depreciation and amortization.............................       2,906          1,845
  Stock compensation expense................................          --             23
  Changes in assets and liabilities
     Accounts receivable:
       Billed...............................................       1,629           (658)
       Unbilled.............................................        (120)          (582)
     Prepaid expenses and other current assets..............        (149)           (42)
     Inventory..............................................         (28)            39
     Accounts payable.......................................      (1,450)          (270)
     Accrued and other liabilities..........................        (311)         1,162
     Customer advances......................................        1920            334
                                                                --------        -------
     Net cash used for operating activities.................      (2,579)        (2,810)
                                                                --------        -------
Cash flows from investing activities:
     Acquisition of Inbox -- Net of cash....................      (7,603)            --
  Purchases of property and equipment.......................        (473)        (1,223)
  Investment in joint venture corporation...................          --         (2,329)
                                                                --------        -------
     Net cash used for investing activities.................      (8,076)        (3,552)
                                                                --------        -------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................         239             --
  Collection of stockholder notes receivable................          98              3
                                                                --------        -------
     Net cash provided by financing activities..............         337              3
                                                                --------        -------
Net decrease in cash and equivalents........................     (10,318)        (6,359)
Cash and equivalents, beginning of period...................      23,884         42,480
                                                                --------        -------
Cash and equivalents, end of period.........................    $ 13,566        $36,121
                                                                ========        =======

     See accompanying notes to condensed consolidated financial statements.

                             ASPEC TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended February 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2000 or for any other period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended November 30, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 2, 2000.

 2. EARNINGS PER SHARE (EPS) DISCLOSURES

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

     A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                                      QUARTER ENDED
                                                              -----------------------------
                                                              FEBRUARY 29,    FEBRUARY 28,
                                                                  2000            1999
                                                              ------------    -------------
                                                                       (UNAUDITED)
Net loss attributable to common stockholders................    $(7,968)         $(4,661)
                                                                -------          -------
Denominator-basic EPS common stock outstanding..............     35,463           28,055
                                                                -------          -------
Basic loss per share........................................    $ (0.22)         $ (0.17)
Denominator-Diluted EPS:
  Denominator-Basic EPS.....................................     35,463           28,055
  Effect of dilutive securities:
     Weighted average common shares subject to repurchase
      rights................................................         --               --
     Weighted average common share equivalents related to
      stock purchase rights and options.....................         --               --
                                                                -------          -------
                                                                 35,463           28,055
                                                                -------          -------
Diluted loss per share......................................    $ (0.22)         $ (0.17)
                                                                =======          =======

     Stock options to purchase 5,484,786 shares of common stock, at prices ranging from $0.18 to $8.50 per share were outstanding at February 29, 2000, but not included in the computation of diluted earnings per share because they were antidilutive. 238,000 common shares subject to repurchase rights were similarly excluded.

 3. COMPREHENSIVE INCOME

     The Company adopted SFAS130 "Reporting Comprehensive Income", however the effects of adoption were immaterial to all periods presented.

                             ASPEC TECHNOLOGY, INC.

                                  (UNAUDITED)

 4. NEW ACCOUNTING STANDARDS

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

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company does not expect SOP 98-5 to have a material impact on their results of operations.

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

     In December 1999, SAB 101 was issued which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently evaluating the impact SAB 101 will have on its financial position and results of operation.

 5. INVESTMENTS

     During the first quarter of fiscal 1999 the Company purchased a 40 percent interest in Slim Technology Co, Ltd, (Slim Tech), a Korean company, at a cost of $2.3 million. Slim Tech performs semiconductor design services for Korea-based customers. This investment is accounted for using the equity method. The Company's share of the net assets of the company was $1,672,000 at February 29, 2000.

     The Company also holds an investment of $840,000 in Virage Logic, Inc., (Virage), a privately held company. The Company's ownership interest in Virage is less than 20% at February 29, 2000 and is accounted for under the cost method.

 6. ACQUISITIONS

INBOX SOFTWARE, INC.

     On December 3, 1999, the Company purchased all of the capital stock of Inbox Software, Inc. for 1,205,866 shares of Aspec stock at $3.59 each and cash of $7.64 million. In addition, Aspec assumed 1,194,134 options valued at $3.43 each. The options have an exercise price of $0.18 per share. The conversion ratio for common stock options was 0.844 Aspec options for each Inbox option held. The converted options maintain their original vesting schedule. Total consideration was $16.2 million. Transaction costs were

                             ASPEC TECHNOLOGY, INC.

                                  (UNAUDITED)

$95,000. In conjunction with the acquisition, which was accounted for as a purchase, assets acquired and liabilities assumed were as follows (in thousands):

Fair value of assets acquired...............................  $17,233
Liabilities assumed.........................................    1,998
                                                              -------
Net assets acquired.........................................   15,235
Purchased technology expenses...............................      925
                                                              -------
          Purchase price....................................  $16,160
                                                              =======

     The balance sheet, statement of operations and cash flows were consolidated as of December 3, 1999. Aspec recorded $17 million of goodwill and other intangible assets which are being amortized over two to five years.

     A total of $925,000 was expensed to the statement of operations as value assigned to the In Process Research and Development (IPRD) projects. There were two projects in process at the date of acquisition, one of which was 55% complete and one which was 25% complete.

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company as if Inbox Software, Inc. had been purchased by Aspec as of the beginning of each period presented, after including the impact of certain adjustments, such as increased amortization expense due to recording intangible assets. The one time charges to expense for the fair value of the In-Process Research and Development have been excluded from the unaudited pro forma results since these are non-recurring charges.

                                                               QUARTER ENDED
                                                                FEBRUARY 29,
                                                           ----------------------
                                                             2000         1999
                                                           ---------    ---------
                                                           (IN THOUSANDS, EXCEPT
                                                                SHARE DATA)
Revenues.................................................   $ 1,566      $ 3,005
Net Loss.................................................   $(7,968)     $(4,731)
Basic and diluted net Loss per share.....................     (0.22)       (0.16)

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

                             ASPEC TECHNOLOGY, INC.

                                  (UNAUDITED)

          (2) In April 2000 the second closing will occur and the employees of the System IP business will then transfer to the employment of DII. At this time a further $3.5 million will be payable to Aspec by DII under this Agreement.

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

     Either party may terminate the Agreement if the conditions to the obligations as set forth within the Agreement have not been satisfied by June 1, 2000. In accordance with phase 1 of the Asset Purchase Agreement, DII paid Aspec $2 million in February 2000. Such amount has been classified as "Customer and Other Advances" in the balance sheet as of February 29, 2000. This liability and the related sold assets will be eliminated from Aspec's balance sheet if and when the Asset Purchase Agreement is finalized.

     The Asset Purchase Agreement must be ratified by the Aspec Board of Directors to be effective. As of April 5, 2000, the Asset Purchase Agreement has not been ratified by the Aspec Board of Directors

8. SEGMENT AND GEOGRAPHIC INFORMATION

     As of February 29, 2000, the Company operated in four segments, Aspec Technology, Inc., SIS Microelectronics, Inc, Inbox Corporation and EDA. SIS is treated as a separate segment since SIS has separate financial information and this is reported directly to the Chief Executive Officer. For quarter ended February 29, 2000, Verilux and Chip & Chip are included together in EDA in the tables below, and Novo is included with Inbox .

     The activities of Verilux and Chip & Chip before and during the first quarter of 2000 involved R&D expenditures and general administrative expenses.

     Inbox Segment's activities for the first quarter ended February 29, 2000, excluding IPRD charge and amortization of goodwill, involved mainly activities surrounding Novo system maintenance revenue, R&D expenditures and general administrative expenses.

                                       ASPEC     SIS     INBOX      EDA     CORPORATE    COMPANY
                                       ------    ----    ------    -----    ---------    -------
QUARTER ENDED FEBRUARY 29, 2000
Revenues.............................     887     369       310       --         --       1,566
Loss before interest and tax.........  (1,980)   (433)   (4,078)    (486)    (1,150)     (8,127)
Depreciation and amortization........   1,017     246     1,068      195        380       2,906
Assets...............................   6,218     450    17,670    2,848     21,104      48,290
Capital Expenditure on long-lived
  assets.............................      --      11       140      319          3         473
QUARTER ENDED FEBRUARY 28, 1999
Revenues.............................   2,367     529        --       --         --       2,896
Loss before interest and tax.........  (3,562)   (441)       --       --     (1,206)     (5,209)
Depreciation and amortization........   1,317     230        --       --        298       1,845
Assets...............................   8,933     834        --       --     54,835      64,602
Capital Expenditure on long-lived
  assets.............................     960     263        --       --         --       1,223

     Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue is by country, based on the location of the customer. All property and equipment, except for an immaterial amount, is based in the

                             ASPEC TECHNOLOGY, INC.

                                  (UNAUDITED)

United States and therefore is not disclosed below. Geographic revenue for the quarters ended February 29, 2000 and February 28, 2000, 1999 is as follows:

                                                           QUARTER ENDED
                                               --------------------------------------
                                                 FEBRUARY 29,         FEBRUARY 28,
                                                     2000                 1999
                                               -----------------    -----------------
United States................................     $  644,000           $1,959,000
Asia.........................................        727,000              902,000
Other International..........................        195,000               35,000
                                                  ----------           ----------
          Total..............................     $1,566,000           $2,896,000
                                                  ==========           ==========

     Major Customers And International Sales -- For quarter ended February 29, 2000, two customer accounted for approximately 26% of revenue. For quarter ended February 28, 1999 two customer accounted for approximately 28% of revenues.

9. CONTINGENCIES

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

                             ASPEC TECHNOLOGY, INC.

                                  (UNAUDITED)

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

     OTHER LITIGATION

     On June 21, 1999, a lawsuit entitled Cadabra Design Technology, Inc. v. Aspec Technology, Inc., No. CV 782691, was filed in the Superior Court, Santa Clara County. Plaintiff's complaint sought damages in the amount of $1,594,000 for an alleged breach of a commercial software licensing agreement entered into by Cadabra Design Technology, Inc. and the Company on or about August 18, 1998. On August 6, 1999, we answered the complaint -- denying liability and asserting various affirmative defenses -- and filed a cross-complaint seeking damages according to proof and equitable relief for breach of contract, conversion, and negligent misrepresentation on the part of Cadabra Design Technology, Inc. On February 16, 2000, the parties executed a Settlement Agreement and General Release in the case, pursuant to which we will pay Cadabra $600,000 in full and final satisfaction of all claims related to the parties' software licensing agreement. On February 22, 2000, Cadabra filed with the court a Notice of Settlement and Conditional Dismissal, and has agreed and represented to the court that it will file a request for dismissal within five days after receiving the aforementioned settlement payment. This settlement was accrued for as of November 30, 1999.

     On February 25, 2000, Aspec paid Cadabra $600,000 in full settlement.

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

                             ASPEC TECHNOLOGY, INC.

                                  (UNAUDITED)

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

COMPANY OVERVIEW

     Aspec was founded in December 1991 to develop, market and support semiconductor intellectual property ("SIP") to enable customers to develop complex ICs. Through fiscal 1992, the Company was principally engaged in the development of its first products and the establishment of customer relationships. We recognized initial revenue in fiscal 1993 as SIP products were completed for customers designing gate array-based ASICs. In fiscal 1993, 1994 and 1995, a substantial portion of our revenue was derived from the license of SIP products to vertically integrated semiconductor manufacturers that were seeking to enter the merchant ASIC market. During these years, we also expanded our development efforts. By fiscal 1996, the Company had enhanced its SIP products for gate array-based ICs and had developed SIP products for standard cell-based ICs supporting a number of foundry processes. These developments allowed us to expand our customer base to include other integrated semiconductor companies, fabless semiconductor companies, electronics systems manufacturers and distributors that sell to such entities. During 2000, we will undergo a fundamental and rapid shift in our business with the major focus on Internet-enabled, business-to-business content management software applications that automate Inter-Enterprise Collaboration ("IEC"). This will move us away from our historical business of semiconductor intellectual property ("SIP") library development and design tools and services business ("SIP Business"). The primary impetus for this business shift is a declining revenue stream as competitive pressure makes SIP libraries nearly free commodities.

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

     Our new mission, as a result of these dynamics and marketplace paradigms, is to establish a significant market position as a supplier of innovative software applications which dramatically increase productivity and achieve a high rate of return on investment by leveraging human expertise already present in the organization. To achieve this mission, we have adopted the following strategy:

          (1) Sell our SIP Business and transform Aspec into a software company. To implement this strategy, we have announced that we have signed a definitive agreement, subject to the approval of our Board of Directors, to sell our SIP Business which includes our traditional SIP library business unit, Ascent and SIS.

          (2) On March 8, 2000 the Company announced it will divest itself of the EDA business to focus on business-to-business software. As of March 31, 2000, management had not identified any party with whom to affect the sale.

          (3) Provide Internet-enabled, business-to-business, inter-enterprise collaboration applications which shorten time-to-market, improve adaptability and increase operational excellence by developing, capturing, transferring, sharing and leveraging corporate expertise required to deliver and maintain IEC content management throughout the entire content supply chain. To implement this strategy in December 1999, we acquired Inbox Software ("Inbox") whose products provide automated solutions for the mission-critical, business-to-business, e-commerce product content and management processes.

          (4) Maintain focus on technological innovation, market growth and create strategic relationships in order to grow the IEC content management business.

     The customers for IEC products include vertically integrated self-sufficient manufacturers as well as horizontally integrated teams of vendors. Inbox product content management software provides integrated workflow and immediate, ease-of-use functionality. The software improves the ability of Internet-connected manufacturing supply chains to communicate and collaborate on new product designs and product changes. For example, an Engineering Change Order ("ECO") for a product modification can be automatically routed on a real time basis through an integrated work flow approval process and instantly communicated over the Internet to the "virtual Inbox" of the manufacturing organization, which may be a separate company located anywhere in the world along with other companies in the supply chain. Inbox products are the first enterprise-class solutions for automating the product change process for both large and mid-tier companies. The Company's products set a new standard for functionality, flexibility and ease-of-use enabling customers to transform the product change process into a highly optimized, value-added business system.

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

     Specifically, Inbox software products:

     1. Manage what happens to the data when someone works on it. A product may go through hundreds of design changes during the course of development, each involving far-reaching modifications to the underlying engineering content. Inbox software acts as the engineer's working environment, capturing all new and changed content as it is generated, maintaining a record of which version it is, recalling it on demand and effectively keeping track of the engineer's every move. The software allows reference to any documents, file and form and facilitates access by other members of the design team and supports the concurrent engineering principle. For example, although only one user can be working on a master design, colleagues working on the same project can be instantly notified that an updated "master" design is available, and reference copies of it will be inserted automatically in each collaborator's "Inbox". A given document or bill of materials ("BOM") can be worked on only by the user to whom it is logged out, but the content can be looked at and copied by everyone with the necessary access permission.

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

CONSULTING SERVICES

     We will provide a variety of services that help integrate the Inbox products into the customer's design environments and customize the products to fit the customer's business processes. We believe that the need for such services will increase rapidly as IEC products earn market share.

MAINTENANCE SERVICES

     We offer standard support services, which include product updates, telephone and internet support and metrics reporting. Custom support services are also available, including standard support services plus technical management, application and educational services.

     The Inbox business unit currently provides worldwide maintenance and support for Zycad accelerators and these customers will continue to be supported in the future. Updates to current customers using existing Zycad accelerators and software will continue to be available via local support and the Internet.

     Engineering efforts devoted to developing products for which revenue is recognized on a percentage of completion basis are recorded as cost of revenue. Engineering efforts devoted to developing our core technology and products not requiring adaptation are recorded as research and development expense. As a result of our engineering efforts, we have developed a substantial base of technology, which we are able to reuse in other product offerings. We expect to continue to devote significant resources to our various engineering efforts.

RESULTS OF OPERATION

     A significant portion of the Company's revenue is derived from customers outside the United States, and the Company anticipates that international revenue will continue to account for a significant portion of its total revenue. Revenue from customers outside the United States, substantially all of whom are located in Asia, accounted for 28% and 44% of revenue for the first three months of fiscal 1999 and 2000 respectively. Although the Company does not believe that it experienced any material adverse impact in revenue as a result of the financial dislocations that occurred in certain Asian countries during 1997 and 1998, it has experienced a lengthening of the payment period for accounts receivables from certain Asian-based customers. At February 29, 2000 approximately 51% of the Company's accounts receivable (including unbilled receivables) were from Asian-based customers. Although the Company currently believes, based in part on continuing discussions with these customers, that its existing accounting reserves are adequate given the estimated exposure related to all of its accounts receivable, there can be no assurance that such accounting reserves will prove to be adequate nor that present or future dislocations in Asian countries or elsewhere or other factors will not have a material adverse effect on the Company's ability to collect its accounts receivable or on its business, operating results and financial.

OPERATING SEGMENTS

     As of February 29, 2000, the Company operated in four segments, Aspec Technology, Inc., SIS Microelectronics, Inc, Inbox Corporation and EDA. SIS is treated as a separate segment since SIS has separate financial information and this is reported directly to the Chief Executive Officer. For quarter ended February 29, 2000, Verilux and Chip & Chip are included together in EDA in the above tables, and Novo is included with Inbox.

     The Company's EDA business unit was formed with the acquisition and merger of Chip & Chip and Verilux Design Corporation in September 1999. These two EDA companies were acquired to address the most challenging problems in EDA. Each generation of semiconductor process advance brings new challenges in how integrated circuit designers model, integrate, simulate, and verify the entire chip and Systems on Chip ("SOC")). These challenges provide significant new opportunities that will launch next generation EDA tools. In the sub-0.18-micron generations, the challenge has become how to efficiently integrate complex, yet subtle, device and interconnect physics into EDA software that can effectively handle millions of transistors. We believe that our deep understanding of these device physics issues combined with our extensive experience in semiconductor process and technology will provide advanced EDA tools to solve key design problems. The activities of Verilux and Chip & Chip before and during the first quarter of 2000 involved R&D expenditures and general administrative expenses.

     The Company's Inbox business unit was formed with the acquisition and merger of Novo in October 1999 and Inbox Software, Inc,in December 1999 Inbox's products provide automated Internet-enabled, business-to-business, IEC content management applications which shorten time-to-market by developing, capturing, transferring, sharing and leveraging the corporate expertise required to deliver and maintain content throughout the content supply chain whereas Novo provides system maintenance services. Inbox Segment's activities for the first quarter ended February 29, 2000, excluding IPRD charge and amortization of goodwill, involved mainly activities surrounding Novo system maintenance revenue, R&D expenditures and general administrative expenses.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data expressed both in $000's and as a percentage of revenue:

QUARTER ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                             ASPEC TECHNOLOGY, INC.

                       SEGMENTED STATEMENT OF OPERATIONS
                        QUARTER ENDED FEBRUARY 29, 2000
                                    ($000'S)
                                  (UNAUDITED)

                                       ASPEC     SIS     INBOX     EDA     CORPORATE    COMPANY
                                       ------    ----    ------    ----    ---------    -------
Revenue..............................     887     369       310      --         --       1,566
Cost of Revenue......................   2,163     319       229      --         --       2,711
  Gross Profit.......................  (1,276)     50        81      --         --      (1,145)
Operating Expenses:
  Research and development...........     301      98       872     304         --       1,575
  Sales and marketing................     402      27       118      --         --         547
  General and administrative.........      --     148     1,186      --      1,151       2,485
  Write off In Process R&D...........      --      --       925      --         --         925
  Amortization -- goodwill...........      --     210     1,058     182         --       1,450
                                       ------    ----    ------    ----     ------      ------
          Total operating expenses...     703     483     4,159     486      1,151       6,982
Loss from operations.................  (1,979)   (433)   (4,078)   (486)   (1,151)      (8,127)
Interest and other income, net.......      --      --         5      (4)       158         159
                                       ------    ----    ------    ----     ------      ------
Net loss.............................  (1,979)   (433)   (4,073)   (490)     (993)      (7,968)
                                       ======    ====    ======    ====     ======      ======

                             ASPEC TECHNOLOGY, INC.

                       SEGMENTED STATEMENT OF OPERATIONS
                        QUARTER ENDED FEBRUARY 29, 2000
                                 (PERCENTAGES)
                                  (UNAUDITED)

                                     ASPEC      SIS       INBOX     EDA    CORPORATE    COMPANY
                                     ------    ------    -------    ---    ---------    -------
Revenue............................    100%      100%        100%    --         --         100%
Cost of Revenue....................    244%       86%         74%    --         --         173%
                                     ------    ------    -------    ---      -----       -----
  Gross Profit.....................   (144%)      14%         26%    --         --         (73%)
Operating Expenses:
  Research and development.........     34%       27%        281%   100%        --         101%
  Sales and marketing..............     45%        7%         38%    --         --          35%
  General and administrative.......      --       40%        382%   100%       100%        159%
  Write off In Process R&D.........      --        --        298%    --         --          59%
  Amortization -- goodwill.........      --       57%        342%   100%        --          93%
                                     ------    ------    -------    ---      -----       -----
          Total operating
            expenses...............     79%      131%      1,342%   100%       100%        446%
  Loss from operations.............   (223%)    (117%)    (1,316%)  100%       100%       (519%)
Interest and other income, net.....      --        --          2%   100%       100%         10%
Net loss...........................   (223%)    (117%)    (1,314%)  100%       100%       (509%)

                             ASPEC TECHNOLOGY, INC.

                       SEGMENTED STATEMENT OF OPERATIONS
                        QUARTER ENDED FEBRUARY 28, 1999
                                    ($000'S)
                                  (UNAUDITED)

                                                         ASPEC     SIS     CORPORATE    COMPANY
                                                         ------    ----    ---------    -------
Revenue................................................   2,367     529         --       2,896
Cost of Revenue........................................   3,845     373         --       4,218
  Gross Profit.........................................  (1,478)    156         --      (1,322)
Operating Expenses:
  Research and development.............................     971     181         --       1,152
  Sales and marketing..................................   1,113      --         --       1,113
  General and administrative...........................      --     249      1,206       1,455
  Amortization -- goodwill.............................      --     167         --         167
                                                         ------    ----     ------      ------
          Total operating expenses.....................   2,084     597      1,206       3,887
Loss from operations...................................  (3,562)   (441)    (1,206)     (5,209)
Interest and other income, net.........................      --      --        548         548
Net loss...............................................  (3,562)   (441)      (658)     (4,661)

                             ASPEC TECHNOLOGY, INC.

                       SEGMENTED STATEMENT OF OPERATIONS
                        QUARTER ENDED FEBRUARY 28, 1999
                                 (PERCENTAGES)
                                  (UNAUDITED)

                                                        ASPEC    SIS     CORPORATE    COMPANY
                                                        -----    ----    ---------    -------
Revenue...............................................    100%    100%       --          100%
Cost of Revenue.......................................    162%     71%       --          146%
  Gross Profit........................................    (62%)    29%       --          (46%)
Operating Expenses:
  Research and development............................     41%     34%       --           40%
  Sales and marketing.................................     47%     --        --           38%
  General and administrative..........................     --      47%      100%          50%
  Amortization -- goodwill............................     --      32%       --            6%
          Total operating expenses....................     88%    113%      100%         134%
Loss from operations..................................   (150%)   (83%)     100%        (179%)
Interest and other income, net........................     --      --       100%          19%
Net loss..............................................   (150%)   (83%)     100%        (160%)

     REVENUES. Revenue for Aspec decreased by 63% from $2.4 million in the quarter ended February 28, 1999 to $887,000 in the quarter ended February 29, 2000. The decline in revenue in the first three months of fiscal 2000 compared with same period in fiscal 1999 was primarily attributable to the continued decline of our SIP and design services businesses. Also, in first quarter, 2000 we have refocused our efforts on our new Inbox and EDA businesses further contributing to a decline in revenue from our SIP businesses.

     International revenue for Aspec accounted for 51% of revenue in the quarter ended February 29, 2000 compared to 28% of revenue in the quarter ended February 28, 1999.

     Revenue for SIS decreased by 30% from $529,000 in the quarter ended February 28, 1999 to $369,000 in the quarter ended February 29, 2000. This decrease in revenue in the first three months of fiscal 2000 compared with the first three months in fiscal 1999 was attributable to the fact that we have refocused our efforts on our new Inbox and EDA businesses further contributing to a decline in revenue from our SIP businesses.

     Revenue from Inbox for the period ended February 29, 2000 was $310,000 derived from the original Novo Systems maintenance business.

     COST OF REVENUE. Cost of revenue for Aspec primarily represents the costs of personnel and other operating expenses incurred in the development and production of SIP products to customer specifications. Cost of revenue decreased by 44% from $3.8 million in the first three months of fiscal 1999 compared to $2.2 million with first the three months in fiscal 2000. Cost of revenue as a percentage of revenue was 162% and 244% in the first three months of fiscal 1999 and fiscal 2000, respectively. The absolute dollar decrease in cost of revenue and the increase in cost of revenue as a percentage of revenue in the first three months of fiscal 2000, compared with first three months of fiscal 1999, were due to,

     - reduced headcount (e.g., turnover and reduction in force), and

     - significantly decreased revenue levels.

     Due primarily to these factors, our gross margin percentage was adversely effected in the first three months of fiscal 2000. We expect cost of revenue as a percentage of revenue to fluctuate in future periods depending on the mix between development program revenues and revenues from previously developed products.

     Cost of revenue for SIS primarily represents the cost of personnel and other operating expenses incurred in the development and production of products and services to customers. Cost of revenue decreased by 15% from $373,000 in the first three months of fiscal 1999 to $319,000 the first three months of fiscal 2000 Cost of revenue as a percentage of revenue was 71% and 86% in the first three months of fiscal 1999 and fiscal 2000, respectively. The absolute dollar decrease in cost of revenue and the increase in cost of revenue as a percentage of revenue in the first three months of fiscal 2000 compared with the first three months of fiscal 1999 , were due primarily to the decrease in revenue levels.

     Cost of revenue from Inbox for the period ended February 29, 2000 was $229,000 and is related to the original Novo Systems maintenance business.

     RESEARCH AND DEVELOPMENT. Research and development expenses represent the cost of engineering personnel and other operating expenses incurred in the development and enhancement of our core technology and products not requiring significant adaptation. Research and development expenses for Aspec decreased by 69% from $971,000 in the first three months of fiscal 1999 to $301,000 in first three months of fiscal 2000. Research and development expense as a percentage of revenue was 41% and 34% in the first three months of fiscal 1999 and fiscal 2000, respectively. The absolute dollar decrease in research and development expenses and the increase in research and development costs as a percentage of revenue in the first three months of fiscal 2000, compared with the first three months of fiscal 1999, was primarily due to the fact that we have refocused our efforts on our new Inbox and EDA businesses and have not invested in the development of the SIP businesses.

     Research and development expenses for SIS decreased by 46% from $181,000 in the first three months of fiscal 1999 to $98,000 in the first three months of fiscal 2000. Research and development expense as a percentage of revenue was 34% and 27% in the first three months of fiscal 1999 and fiscal 2000, respectively. The absolute dollar decrease in research and development expenses and the decrease in research and development expenses as a percentage of revenue in the first three months of fiscal 2000, compared with the first three months of fiscal 1999, was due to the fact that we have refocused our efforts on our new Inbox and EDA businesses and have not invested in the development of the SIP businesses.

     Research and development expense for the Inbox and EDA Business was $872,000 and $304,000 respectively in the first quarter of fiscal 2000.

     SALES AND MARKETING. Sales and marketing expenses consist of salaries and commissions paid to internal sales and marketing personnel and sales representatives, promotional costs and related operating expenses. Sales and marketing expenses for Aspec decreased by 64% from $1.1 million in the first three months of fiscal 1999 to $402,000 in the first three months of fiscal 2000. Sales and marketing expense as a percentage of revenue was 47% and 45% in the first three months of fiscal 1999 and fiscal 2000, respectively. The absolute dollar decreases in sales and marketing expenses in the first three months of fiscal 2000, compared with the first three months of fiscal 1999, was due to decreased headcount as well as lower expenses and commissions due to lower sales volume.

     Sales and marketing expenses for SIS was $0 and $27,000 in the first three months of fiscal 1999 and fiscal 2000, respectively.

     Sales and marketing expenses for the Inbox unit was $118,000.

     GENERAL AND ADMINISTRATIVE. All of Aspec's general and administrative expenses are part of Corporate expenses which includes Executives, Corporate Finance, Legal and Human Resources departments. Corporate, general and administrative expenses, decreased by 5% from $1.2 million in the first three months of fiscal 1999 to $1.15 million in the first three months of fiscal 2000. The absolute dollar decrease in general and administrative expenses in the first three months of fiscal 2000, compared with the first three months of fiscal 1999, was due to decreased professional fees, as well as a decrease in the bad debt expenses.

     General and administrative expenses for SIS decreased by 41% from $249,000 in the first three months of fiscal 1999 to $148,000 million in the first three months of fiscal 2000. General and administrative expenses as a percentage of revenue were 47% and 40% in the first three months of fiscal 1999 and fiscal 2000, respectively. The absolute dollar decrease in general and administrative expenses and in general and administrative as a percentage of revenue in fiscal 2000, compared with fiscal 1999, was due primarily to an decrease in shared expenses and decreased revenue.

     General and administrative expenses for the Inbox Unit was $1.2 million, which includes $275,000 of severance expenses.

     The $925,000 million written off to purchased technology in the first three months of fiscal 2000 related to the acquisition of Inbox Software. The Company also recorded $1.5 million in amortization expenses related to its acquisitions.

     INTEREST AND OTHER INCOME, NET. Net interest and other income for Aspec decreased by 71% from $548,000 million in the first three months of fiscal 1999 to $158,000 in the first three months of fiscal 2000. Net interest and other income as a percentage of revenue was 19% and 10% in first three months of fiscal 1999 and fiscal 2000, respectively. SIS had no interest or other income in either the first three months of fiscal 1999 or the first three months of fiscal 2000.

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

     Our operating activities utilized net cash of $2.8 million in the three month period ended February 28, 1999 and utilized net cash of $2.6 million in the three month period ended February 29, 2000. Net cash used for operating activities in the first quarter of fiscal 2000 was mainly due to a net loss of $8 million.

     Net cash used in investing activities was $3.6 million and $8.1 million in the three month periods ended February 28, 1999 and 2000, respectively. Investing activities for the first quarter of fiscal 2000 consisted primarily of the investment in the Inbox Software Corporation and net purchases of property and equipment.

     Net cash provided by financing activities was $3,000 and $337,000 in the three month periods ended February 28, 1990 and 2000, respectively.

     At February 29, 2000, the Company had cash and equivalents of $13.6 million. As of February 29, 2000, we had a retained deficit of $61.4 million and working capital of (excluding customer and other advances) $12.1 million. We anticipate approximately $0.5 million of capital expenditures over the next 12 months.

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

     - available borrowings under line of credit arrangements and other factors.

     We believe that our current cash and investment balances together with any cash generated from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months.

     We may require additional funds in the future and there is a risk that financing may not be on terms favorable to us, if available at all.

     We intend to continue to invest in the development of new products and enhancements to our existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs incurred in connection with the defense, settlement or payment of any damages with respect to the class action lawsuits pending against the Company and related parties, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of the our sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license revenue, and other factors. We believe that our current cash and investment balances together with any cash generated from operations will be sufficient to meet the Company's operating and capital requirements for the next 12 months.

  Other Factors Affecting Future Operating Results

     Fluctuations in Future Operating Results; Dependence Upon Timely Project Completion. The Company's operating results have fluctuated in the past and are expected to fluctuate significantly on a quarterly and annual basis in the future as a result of a number of factors including the size and timing of customer orders; our ability to achieve progress on percentage of completion contracts; the continuation of the shift in industry pricing practice from up-front license fees to a royalty based model; the length of our sales cycle; the timing of new product announcements and introductions by us and our competitors; our ability to successfully develop, introduce and market new products and product enhancements; market acceptance of those products; the cancellation or delay of orders from major customers; the level of changes to customer requirements due to process specific changes requested by customers, the Company's ability to retain its existing personnel; and general economic conditions. These and other factors could have a material adverse effect on our business, operating results and financial condition.

     A significant portion of the Company's revenue is recognized on a percentage of completion method based upon actual costs incurred. The completion period typically ranges from three months to a year. Accordingly, revenue in any quarter is dependent on progress towards completion of the project by the Company. In the past we have experienced delays in the progress of certain projects and there can be no assurance that such delays will not occur with respect to future projects. Any delay or failure to achieve such progress could result in a delay in the ability to bill for or collect payment for work previously performed, damage to customer relationships and the Company's reputation, diversion of engineering resources or a delay in the market acceptance of our products, any of which could have a material adverse effect on business, operating results and financial condition. In addition, these contracts may generally be canceled without cause, and if a customer cancels or delays performance under any such contracts, the Company's business, operating results and financial condition could be materially adversely affected. A customer's license of our products may involve a significant commitment of capital with the attendant delays frequently associated with authorization procedures for capital expenditures within customer organizations. Operating expenses will be based in part on our expectations of future revenue from product licenses. Accordingly, if we do not realize expected revenues, our business, operating results and financial condition would be materially adversely affected.

     Management of Growth; Retention of Key Personnel. The growth of the Company's business and expansion of its customer base has placed, and is expected to continue to place, a significant strain on the Company's management and operations. The Company's future success will depend on its ability to identify, attract, hire and retain skilled employees and to hire replacements for employees that leave the Company. In this regard, the Company successfully recruited a President/Chief Executive Officer, Chief Financial Officer, and several additional engineering personnel.

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

     From time to time, we expect to evaluate other potential acquisitions to build our expertise. There can be no assurance that we will be able to identify attractive acquisition candidates, will be able to successfully complete any such acquisition or will be able to integrate any acquired company with other operations. In connection with existing or potential business acquisitions, the failure to successfully and efficiently integrate new employees and operations of the acquired company with the Company's existing employees and operations or to successfully manage an acquired company located in a different geographical location could materially adversely effect the Company's business, operating results and financial condition.

     Risks Associated with Professional Services Business. One of the Company's strategies is to increase its revenue from collaborative engineering services. The engineering services business is subject to a number of risks, including potential competition from numerous other engineering service companies and the ability to attract and retain qualified engineering personnel. There can be no assurance that the Company can successfully expand its collaborative engineering services, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

     Dependence Upon Continuous Product Development; Risk of Product
Delays. Many of our customers operate in the high-tech manufacturing environment, which is subject to rapid technological change, frequent introductions of new products, short product life cycles, changes in customer demands and requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, our future success will depend on its ability to continue to enhance its existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements. If we fail to anticipate or respond adequately to changes in e-business technology or customer requirements, or any significant delays in product development or introduction, we would see a material adverse effect on our business, operating results, and financial condition. There can be no assurance that the Company will be successful in its product development efforts, that we will not experience difficulties that could delay or prevent the successful development, introduction and sale of new or enhanced products or that such new or enhanced products will achieve market acceptance. We have in the past experienced delays in the release dates of certain products. If release dates of any new significant products or product enhancements are delayed, our business, operating results and financial condition would be materially adversely affected. We could also be exposed to litigation or claims from customers in the event we do not satisfy our delivery commitments. There can be no assurance that any such claim will not have a material adverse effect on business, operating results and financial condition.

 Internet Related Risks on Our Business Potential

 Should Electronic Commerce Using the Internet Not Continue to Develop, We Could Experience Loss of Sales

     Our success is dependent upon continued growth of the Internet as the electronic venue of commerce in the future. Acceptance of the Internet has increased in recent times with millions of users making the connection. This growth is a recent phenomenon and may not continue. Furthermore, Internet commerce, especially as an integral part of supply chain management is still in its infancy.

     Many companies may take a "wait and see" attitude before adopting business-to-business software and the Internet as their primary means of exchanging product content information. Current concerns include infrastructure support, secure data transmission in this public environment, governmental regulations, and the general viability of the Internet as a commercial marketplace.

     Internet use increases daily, putting an ever-changing demand on the support base needed for smooth operation. Reliable equipment and preventive maintenance will be essential to the growth and acceptance of this important medium.

     Business to business activity over the Internet will include transmission of sensitive confidential information. Protection of that data will be vital to the Internet's acceptance for business transactions.

     e-business, by definition, is global. Business methods that are effective and acceptable in our market place may not work in markets that operate in different legal and governmental climates throughout the world.

     Therefore, we could see a negative impact on our sales:

          Should Internet support as well as development of newer enabling technologies not keep pace with its growth.

          If secure encryption schemes cannot be successfully implemented and gain the trust of industry.

          The vast legal and governmental environments as well as future, unforeseen laws and regulations create barriers to effective trade.

  Risks Associated With International Operations

     Any international business involves a number of risks, including the impact of possible recessionary environments in foreign economies, political and economic instability, exchange rate fluctuations, longer receivables collection periods and greater difficulty in accounts receivable collection from distributors and customers, difficulty in managing distributors or sales representatives, unexpected changes in regulatory requirements, reduced or limited protection for intellectual property rights, export license requirements, tariffs and other trade barriers and potentially adverse tax consequences. Although we price our products and services in United States dollars, currency exchange fluctuations could have a material adverse effect on the Company's business to the extent that the Company's pricing is not competitive with products priced in local currencies. We do not currently hedge against foreign currency fluctuations.

  Limited Protection of Proprietary Rights

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

YEAR 2000 COMPLIANCE

     During 1999, the Company completed the process of preparing for the Year 2000 date change. This process involved assessing, testing and remediation of all significant information technology ("IT") and non-IT systems, identifying and communicating with customers, suppliers and other critical service providers to determine if entities with which the Company transacts business had an effective plan in place to address the Year 2000 issue, and determining the extent of the Company's vulnerability to the failure of third parties to remediate their own Year 2000 issue.

     To date, the Company has not experienced any significant business disruptions as a result of the Year 2000 issue. In addition, the Company has not been informed of any such problems experienced by its customers, suppliers and other critical service providers. Although considered unlikely, it is too soon to conclude that there will not be any problems arising from the Year 2000 issue, particularly at some of the Company's customers, suppliers and other critical service providers. The Company will continue to monitor all business processes throughout 2000 to address any issues and ensure all processes continue to function properly. Contingency plans to address potential risks in the event of Year 2000 failures will be developed as needed.

     As of December 31, 1999, the cost of the Year 2000 project totaled $146,000. The Company does not expect to incur significant costs during 2000 related to ongoing monitoring and support activities for the Year 2000 issue.

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

     The Aspec Defendants demurred to that complaint on November 12, 1999 on the basis that the nominal plaintiffs had failed to make a demand on the Board of Directors before filing the derivative lawsuit, and that they had also failed to plead sufficient facts to excuse a pre-suit demand. After the matter was fully briefed, the court heard argument on January 25, 2000. On January 27, 2000, the court sustained the defendants' demurrers with sixty days' leave to amend. Therefore, plaintiffs' amended complaint presently is due to be filed on March 8, 2000.

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

     On February 25, 2000, Aspec paid Cadabra $600,000 in full settlement.

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

                                          ASPEC TECHNOLOGY, INC.

Date: April 5, 2000                       By:      /s/ RAYMOND GRAMMER
                                            ------------------------------------
                                              Raymond Grammer
                                              Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 27.1     Financial Data Schedule