Form 10-Q
period 2000-05-31
ASPEC TECHNOLOGY INC
filed 2000-07-17
CIK 1031911

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

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                            ------------------------

                        COMMISSION FILE NUMBER 000-22565

                             INGENUUS CORPORATION.
                       (FORMERLY ASPEC TECHNOLOGY, INC.)
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

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares of the Registrant's Common Stock outstanding as of May 31, 2000 was 35,314,870.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             INGENUUS CORPORATION.

                                   FORM 10-Q
                       FOR THE QUARTER ENDED MAY 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                       PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
          a) Condensed Consolidated Statements of Operations for the
          three and six months ended May 31, 2000 and 1999............    3
          b) Condensed Consolidated Balance Sheets at May 31, 2000 and
             November 30, 1999........................................    4
          c) Condensed Consolidated Statements of Cash Flows for the
          six months ended May 31, 2000 and 1999......................    5
          d) Notes to Condensed Consolidated Financial Statements.....    6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Continuing and Discontinued Operations.......   12

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   23
Item 6.   Exhibits and Reports on Form 8-K............................   25

SIGNATURES............................................................   26

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             INGENUUS CORPORATION.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            QUARTER ENDED      SIX MONTHS ENDED
                                                               MAY 31,              MAY 31,
                                                          -----------------   -------------------
                                                           2000      1999       2000       1999
                                                          -------   -------   --------   --------
                                                                        (UNAUDITED)
Revenue.................................................  $ 1,276   $    --   $  1,586   $     --
Cost of revenue.........................................    1,093        --      1,322         --
                                                          -------   -------   --------   --------
Gross profit............................................      183        --        264         --
                                                          -------   -------   --------   --------
Operating expenses:
  Research and development..............................      771        --      1,947         --
  Sales and marketing...................................      802        --        920         --
  General and administrative............................    1,810     1,142      4,146      2,040
  Write-off In Process R&D..............................       --        --        925         --
  Amortization -- goodwill..............................    1,237        --      2,477         --
                                                          -------   -------   --------   --------
  Total operating expenses..............................    4,620     1,142     10,415      2,040
Loss from operations....................................   (4,437)   (1,142)   (10,151)    (2,040)
Interest and other income, net..........................      177       373        403        921
Equity losses from joint venture........................       --      (415)       (67)      (415)
                                                          -------   -------   --------   --------
Loss from continuing operations.........................   (4,260)   (1,184)    (9,815)    (1,534)
Loss from discontinued operations.......................   (1,209)   (4,751)    (3,622)    (9,061)
Gain on disposal of discontinued operations.............    5,433        --      5,433         --
                                                          -------   -------   --------   --------
Gain/(Loss) attributed to discontinued operations.......    4,224    (4,751)     1,811     (9,061)
                                                          -------   -------   --------   --------
Net loss................................................  $   (36)  $(5,935)  $ (8,004)  $(10,595)
                                                          =======   =======   ========   ========
EARNINGS PER SHARE -- BASIC
Continuing operations...................................  $ (0.12)  $ (0.04)  $  (0.27)  $  (0.06)
Income (loss) from discontinued operations..............    (0.03)    (0.17)     (0.10)     (0.32)
Gain on disposal of discontinued operations.............     0.15        --       0.15         --
Net loss per share......................................    (0.00)    (0.21)     (0.22)     (0.38)
EARNINGS PER SHARE -- DILUTED
Continuing operations...................................    (0.12)    (0.04)     (0.27)     (0.06)
Discontinued operations.................................    (0.03)    (0.17)     (0.10)     (0.32)
Gain on disposal of discontinued operations.............     0.15        --       0.15         --
Net loss per share......................................     0.00     (0.21)     (0.22)     (0.38)
Shares used in basic per share calculation..............   36,230    28,066     35,842     28,061
Shares used in diluted per share
  calculation -- Continuing operations..................   36,230    28,066     35,842     28,061
Shares used in diluted per share calculation -- Loss
  from discontinued operations..........................   36,230    28,066     35,842     28,061
Shares used in diluted per share calculation -- Gain on
  disposal of discontinued operations...................   37,465    28,066     37,077     28,061

     See accompanying notes to condensed consolidated financial statements.

                             INGENUUS CORPORATION.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                MAY 31,      NOVEMBER 30,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)        (1)
Current assets:
  Cash and cash equivalents.................................   $ 10,554        $ 23,884
  Accounts receivable, net
     Billed.................................................        716           2,367
     Unbilled...............................................         33              32
  Income taxes receivable...................................      2,100           2,100
  Other receivable..........................................      6,817             665
  Prepaid expenses and other current assets.................        249              92
                                                               --------        --------
          Total current assets..............................     20,469          29,140
Property and equipment -- net...............................      1,457           6,451
Goodwill and other intangibles..............................     19,394           6,914
Loan to related party.......................................         --             430
Investments and other assets................................      2,829           2,824
                                                               --------        --------
TOTAL.......................................................   $ 44,149        $ 45,759
                                                               ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  1,172        $  2,676
  Accrued and other current liabilities.....................      4,209           2,960
Customer and other advances.................................        643           3,636
Bank loan...................................................         --             222
                                                               --------        --------
Total current liabilities...................................      6,024           9,494
Other liabilities -- long term..............................         69             324
                                                               --------        --------
          Total liabilities.................................      6,093           9,818
Stockholders' equity:
  Common stock..............................................    102,009          91,551
  Notes receivable..........................................        (30)           (156)
  Treasury stock............................................     (2,452)         (1,987)
  Accumulated deficit.......................................    (61,471)        (53,467)
                                                               --------        --------
          Total stockholders' equity........................     38,056          35,941
                                                               --------        --------
TOTAL.......................................................   $ 44,149        $ 45,759
                                                               ========        ========

---------------
(1) The balance sheet at November 30, 1999 has been derived from the consolidated audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.

                              INGENUUS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              --------------------
                                                              MAY 31,     MAY 31,
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (8,004)   $(10,595)
  Deduct: Gain on disposal of discontinued operations.......    (5,433)         --
            Losses between the investment date and date of
          disposal..........................................      (999)         --
                                                              --------    --------
  Net Loss from continuing operations.......................   (14,436)    (10,595)
                                                              --------    --------
  Adjustments from operating activities:
     Depreciation and amortization..........................     4,740       3,641
     Loss on disposal of fixed assets.......................      (122)         --
     Equity losses from joint venture.......................        --         415
     Cumulative translation adjustment......................        --          49
     Stock compensation expenses............................        --          59
     Changes in assets and liabilities
       Accounts receivable..................................     1,650      (2,763)
       Prepaid expenses and other current assets............    (1,075)       (463)
       Accounts payable.....................................    (1,504)      1,102
       Accrued and other liabilities........................      (100)      1,235
       Customer advances....................................     1,286         788
                                                              --------    --------
          NET CASH USED FOR OPERATING ACTIVITIES OF
            CONTINUING OPERATIONS...........................    (9,561)     (6,532)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Inbox -- net of cash.......................    (7,603)         --
  Purchases of fixed assets.................................    (2,609)     (1,435)
  Sale of fixed assets......................................       296          --
  Investment in joint venture corporation...................        --      (2,329)
                                                              --------    --------
          NET CASH USED FOR INVESTING ACTIVITIES OF
            CONTINUING OPERATIONS...........................    (9,916)     (3,764)
                                                              --------    --------
CASH FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................       239          75
  Repurchase of common stock................................        --        (324)
  Collection of notes receivable............................       (47)          3
                                                              --------    --------
          NET CASH PROVIDED BY (USED FOR) FINANCING
            ACTIVITIES OF CONTINUING OPERATIONS.............       192        (246)
                                                              --------    --------
Operating cashflow from discontinued operations.............     5,955          --
Net decrease in cash and equivalents........................   (13,330)    (10,542)
Cash and cash equivalents, beginning of period..............    23,884      42,480
                                                              --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 10,554    $ 31,938
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements.

                             INGENUUS CORPORATION.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended May 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2000 or for any other period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended November 30, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 2, 2000.

 2. DISCONTINUED OPERATIONS

     On April 6, 2000, the Company sold its semiconductor intellectual property, library development and design tools and service business ("SIP Business") to DII, Semiconductor Inc. ("DII") for $11.3 million ($5.5 million in cash and $972,000 due every quarter for next six quarters beginning July 30, 2000). As a result, the operations of SIP have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes.

     SIP revenues were $1.6 million and $4.5 million in the second quarter and first half of 1999, respectively, and were $1.3 million in first quarter of fiscal 2000 and $729,000 through the date of disposal.

 3. EARNINGS PER SHARE (EPS) DISCLOSURES

     Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding (excluding shares subject to repurchase rights) for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                             INGENUUS CORPORATION.

                                  (UNAUDITED)

     A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                             QUARTER ENDED MAY 31,       SIX MONTHS ENDED MAY 31,
                                             ---------------------       ------------------------
                                              2000          1999           2000           1999
                                             -------       -------       --------       ---------
                                                  (UNAUDITED)                  (UNAUDITED)
Loss from continuing operations............  $(4,260)      $(1,184)      $(9,815)       $ (1,534)
Loss from discontinued operations..........   (1,209)       (4,751)       (3,622)         (9,061)
Gain on disposal of discontinued
  operations...............................    5,433            --         5,433              --
                                             -------       -------       -------        --------
Loss attributed to discontinued
  operations...............................    4,224        (4,751)        1,811          (9,061)
                                             -------       -------       -------        --------
Net loss...................................  $   (36)      $(5,935)      $(8,004)       $(10,595)
                                             =======       =======       =======        ========
Denominator -- Basic EPS common stock
  outstanding..............................   36,230        28,066        35,842          28,061
                                             -------       -------       -------        --------
EARNINGS PER SHARE -- BASIC
Loss from continuing operations............  $ (0.12)      $ (0.04)      $ (0.27)       $  (0.06)
Loss from discontinued operations..........    (0.03)        (0.17)        (0.10)          (0.32)
Gain on disposal of discontinued
  operations...............................     0.15            --          0.15              --
DENOMINATOR -- DILUTED EPS
  Denominator -- Basic EPS.................   36,230        28,066        35,842          28,061
  Effect of dilutive securities
     Weighted average common share
       equivalents related to purchase
       rights and options..................    1,235            --         1,235              --
                                             -------       -------       -------        --------
                                              37,465        28,066        37,077          28,061
                                             =======       =======       =======        ========
EARNINGS PER SHARE -- DILUTED
Loss from continuing operations............  $ (0.12)      $ (0.04)      $ (0.27)       $  (0.06)
Loss from discontinued operations..........    (0.03)        (0.17)        (0.10)          (0.32)
Gain on disposal of discontinued
  operations...............................     0.15            --          0.15              --

 4. COMPREHENSIVE INCOME

     The Company adopted SFAS 130 "Reporting Comprehensive Income". However, the effects of adoption were immaterial to all periods presented.

 5. NEW ACCOUNTING STANDARDS

     In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for costs of computer software developed or obtained for internal use. SOP 98-1 has not had a material impact on the results of operations.

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. SOP 98-5 has not had a material impact on the results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is

                             INGENUUS CORPORATION.

                                  (UNAUDITED)

effective for fiscal years beginning after June 15, 2000. The Company does not currently have any derivative or hedging activities.

     In December 1999, SAB 101 was issued which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued and this delays the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is awaiting results of additional general requests regarding revenue recognition practices before evaluating the impact of SAB 101.

 6. INVESTMENTS

     During the first quarter of fiscal 1999 the Company purchased a 40 percent interest in Slim Technology Co, Ltd, (Slim Tech), a Korean company, at a cost of $2.3 million. Slim Tech performs semiconductor design services for Korea based customers. This investment is accounted for using the equity method. The Company's share of the net assets of Slim Tech was $1,672,000 at May 31, 2000.

     The Company also holds an investment of $840,000 in Virage Logic, Inc., (Virage), a privately held company. The Company's ownership interest in Virage is less than 20% at May 31, 2000 and is accounted for using the cost method.

 7. SALE OF BUSINESSES

     On June 13, 2000, the Company entered into an Asset Purchase Agreement with Management of Chip and Chip whereby they will sell all of their existing Chip and Chip business which is a development stage Company located in Sunnyvale, CA.

     The Asset Purchase Agreement was ratified by the Ingenuus Board of Directors on June 14, 2000.

 8. SEGMENT AND GEOGRAPHIC INFORMATION

     As of May 31, 2000, the Company operated in two segments, Ingenuus Corporation, and EDA. For the three months ended May 31, 2000, Verilux and Chip & Chip are included together in EDA in the tables below, and Novo and Inbox are included with Ingenuus.

     The activities of Verilux and Chip & Chip before and during the first months of 2000 involved mostly R&D expenditures and general administrative expenses.

     Ingenuus segment's activities for the three months and six months ended May 31, 2000, excluding IPRD charge and amortization of goodwill, involved mainly activities surrounding product sales, system maintenance revenue, R&D expenditures and general administrative expenses. Since both Ingenuus and EDA segments of the business were purchased in fourth quarter, 1999 and first quarter, 2000, and semiconductor intellectual property, library development and design tools and service business (the SIP Business) was sold on April 6, 2000, comparative information presentation was not relevant.

                             INGENUUS CORPORATION.

                                  (UNAUDITED)

                                                 EDA      INGENUUS    COMPANY
                                               -------    --------    --------
THREE MONTHS ENDED MAY 31, 2000
Revenue......................................  $   275    $ 1,001     $  1,276
Loss from operations.........................     (646)    (3,791)      (4,437)
Amortization.................................      179      1,058        1,237
Assets.......................................    3,324     40,826       44,149
Capital expenditures on long-lived assets....       --         --           --

SIX MONTHS ENDED MAY 31, 2000
Revenue......................................  $   275    $ 1,311     $  1,586
Loss from operations.........................   (1,132)    (9,019)     (10,151)
Amortization.................................      374      2,103        2,477
Assets.......................................    3,324     40,826       44,149
Capital expenditures on long-lived assets....      319        143          462

     Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue is by country, based on the location of the customer. All property and equipment, except for an immaterial amount, is based in the United States and therefore is not disclosed below. Geographic revenue for the three months and six months ended May 31, 2000 is as follows:

                                                              QUARTER ENDED
                                                   -----------------------------------
                                                   MAY 31, 2000      FEBRUARY 29, 2000
                                                   ------------      -----------------
United States..............................         $  733,037       146,$000 ....
Asia.......................................            507,104       164,000 ....
Other International........................             35,502       -- .........
                                                    ----------           --------
          Total............................         $1,275,643       310,$000 ....
                                                    ==========           ========

     Major Customers and International Sales -- For the quarter ended May 31, 2000, five customers accounted for approximately 69% of revenue whereas for the quarter ended February 29, 2000, two customers accounted for approximately 26% of revenue. Since both Ingenuus and EDA segments of the business were purchased in fourth quarter, 1999 and first quarter, 2000, and the SIP business was sold on April 6, 2000, comparative information presentation was not relevant.

 9. CONTINGENCIES

  Superior Court for the State of California

  Class Action Lawsuits

     On July 1, 1998, a class action lawsuit, Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037 (the "Jonas Complaint"), was filed in the Superior Court for the State of California, County of Santa Clara. The Jonas Complaint alleged that Aspec and certain of its officers, directors and the underwriters of the Company's initial public offering, violated California Corporations Code Sections 25400 and 25500, and California Business and Professions Code Sections 17200 and 17500 by making false and misleading statements about Aspec's financial condition. The action was purportedly brought on behalf of all persons who purchased Aspec stock during the period from April 28, 1998 through June 25, 1998. On July 2, 1998, July 27, 1998, and August 17,
1998, three additional complaints were filed in state court against Aspec and certain of its officers, directors, entitled respectively, William Neuman, et al. v. Aspec Technology, Inc., et al., No. CV-775089; Martin L. Klotz, on behalf of the Martin Klotz Defined Benefit Profit Sharing Plan, et al. v. Aspec Technology, Inc., et al., No. CV-775591 (the "Klotz Complaint"); Glen O. Ressler and Thelma M. Ressler, et al., v. Aspec Technology, Inc., et al., No. CV-776065. In addition to alleging the same violations

                             INGENUUS CORPORATION.

                                  (UNAUDITED)

of the Corporations Code as the three other complaints, the Klotz Complaint also alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933, and a class period of April 28, 1998 through June 30, 1998. The complaints sought unspecified damages.

     On January 29, 1999, the plaintiffs consolidated the pending class action cases and filed a Consolidated Amended Complaint, styled Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037. The Consolidated Amended Complaint was purportedly brought on behalf of all persons who purchased Aspec's stock between April 27, 1998 and June 30, 1998, alleged that Aspec and certain of its officers and directors, as well as its underwriters, violated Sections 25400 and 25500 of the California Corporations Code, and Sections 11 and 15 of the Securities Act of 1933 (except as to the underwriters). On June 7, 1999, Aspec and certain of the individual defendants filed demurrers to the Consolidated Complaint. On June 9, 1999, the plaintiffs filed a motion for summary adjudication of their claims against Aspec under Section 11 of the Securities Act. The plaintiffs also moved to certify a plaintiff class.

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

     On January 11, 2000, the defendants filed demurrers to Count I of the First Amended Complaint, which alleged claims under California Corporations Code Sections 25400/25500. The Aspec Defendants demurred to Count I on the basis that plaintiffs had not pleaded facts demonstrating that the defendants had acted with scienter. The Aspec Defendants also moved to strike certain allegations in the complaint. The motions were fully briefed, and the court heard oral argument on defendants' demurrers and motion to strike and plaintiffs' motion for class certification on February 24, 2000. The court overruled the defendants' demurrers, denied the motion to strike, and took the motion for class certification under submission. Thereafter, on March 13, 2000, the Aspec Defendants answered the plaintiffs' unverified complaint, generally denying all allegations and asserting affirmative defenses.

     On March 16, 2000, the court certified a plaintiff class. On that same date, the Court found, sua sponte, that the case is complex, and pursuant to a pilot program implemented in the Superior Court for Santa Clara County, assigned it to a single judge for all purposes.

     On May 19, 2000, the Court held a case management conference at which it permitted the plaintiffs to re-notice their motion for summary adjudication of their Section 11 claim against Aspec, which the Court set for hearing on July 21, 2000. Later, on July 5, 2000, the Court entered a stipulated order continuing and re-scheduling the hearing until September 12, 2000.

  Derivative Lawsuit

     Certain of the Company's current and former officers, directors and shareholder entities were also named as defendants in a derivative lawsuit styled Linda Willinger, IRA, et al. v. Conrad Dell'Oca et al., No. CV-778007, filed on November 12, 1998, in the Superior Court of Santa Clara County. The derivative action alleges facts similar to those in the class action and also alleges that certain of the directors caused the Company to conduct the initial public offering in order to redeem preferred stock they owned or in which they had a beneficial interest. Aspec filed a demurrer to that Complaint on June 8, 1999 on behalf of certain of the officer and director defendants and nominal defendant, Aspec. Thereafter, the plaintiffs requested the defendants' assent to the dismissal of their complaint and the filing of an amended complaint. Plaintiffs filed their First Amended Shareholders' Derivative Complaint on September 2, 1999.

                             INGENUUS CORPORATION.

                                  (UNAUDITED)

     The Aspec Defendants demurred to that complaint on November 12, 1999 on the basis that the nominal plaintiffs had failed to make a demand on the Board of Directors before filing the derivative lawsuit, and that they had also failed to plead sufficient facts to excuse a pre-suit demand. After the matter was fully briefed, the court heard argument on January 25, 2000. On January 27, 2000, the court sustained the defendants' demurrers with sixty days' leave to amend. The parties later stipulated that the plaintiffs would have additional time in which to file an amended complaint, as well as to re-notice a motion to compel the production of electronically-stored documents and records from Aspec, as well as to notice the deposition of a witness from Aspec to testify concerning the storage of such documents and records.

  Other Lawsuits

     Aspec Technology, Inc. v Compaq Computers, Inc. was filed on December 28, 1998 in the Superior Court of California, Santa Clara County, No. CV778943. By our complaint, we sought to collect the principal sum of $403,344, plus interest, attorney's fees and costs, from Compaq, alleging that Compaq had breached a contract to purchase certain of Aspec's library software. Compaq filed a counter claim alleging that we had breached the contract by failing to deliver in functional form the promised software on the schedule promised, as well as alleging fraudulent misrepresentation relating to the contract. The counter claim alleges unspecified damages in excess of $25,000. Documents have been exchanged and certain written discovery has been undertaken, but no testimony has been taken in the case. Compaq has offered to settle the matter by paying us $175,000. In April, 2000, a settlement was entered into under which Compaq paid the Company $185,000. Dismissals of the lawsuit have been filed with the court by all parties.

     On September 23, 1999, a lawsuit entitled Lesley Nemeth v. Aspec Technology Inc., was filed in Superior Court, Santa Clara County, No. DC383204. Plaintiff is a former consultant to us who seeks in her complaint damages in the sum of $12,600 plus interest and attorney's fees. On November 23, 1999 the court ordered the matter to binding arbitration administered by the American Arbitration Association. Plaintiff filed her arbitration claim with the American Arbitration Association in March, 2000. An arbitrator has been appointed, and arbitration is scheduled for September 8, 2000.

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

  SEC Inquiry

     In January 1999, the Company received an informal inquiry from the Securities and Exchange Commission ("SEC") Staff. The Company has provided information to the SEC in response to the Staff's requests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING AND DISCONTINUED OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Continuing and Discontinued Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and include various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below and under "Other Factors Affecting Future Operating Results."

COMPANY OVERVIEW

     Ingenuus was founded in December 1991 as Aspec Technology to develop, market and support semiconductor intellectual property ("SIP") to enable customers to develop complex Integrated Circuits (ICs). More recently, our business has been composed of three segments; our traditional SIP business; our EDA business which is comprised of Verilux Corporation and Chip and Chip; and Ingenuus Corporation which is focused on establishing a significant market position as a supplier of innovative, collaborative software applications designed to dramatically increase productivity and achieve a high rate of return on investment by leveraging the human expertise already present in an organization's business processes. As a result of fundamental changes in the marketplace, we have taken the following actions:

          (1) We sold our SIP Business effective April 6, 2000.

          (2) On March 8, 2000, we announced that we would divest from the EDA business to focus on business to business software. On June 13, 2000, the Company entered into an Asset Purchase Agreement with Management of Chip and Chip whereby they will sell all of their existing Chip and Chip business, which is a development stage Company located in Sunnyvale, CA. The Asset Purchase Agreement was ratified by the Ingenuus Board of Directors on June 14, 2000.

          (3) We initiated a strategy to focus on technological innovation, market growth and create strategic relationships in order to grow the business-to-business opportunity.

DISCONTINUED OPERATIONS

     Through fiscal 1992, the Company was principally engaged in the development of its first products and the establishment of customer relationships. We recognized initial revenue in fiscal 1993 as SIP products were completed for customers designing gate array-based ASICs. In fiscal 1993, 1994 and 1995, a substantial portion of our revenue was derived from the license of SIP products to vertically integrated semiconductor manufacturers that were seeking to enter the merchant ASIC market. During these years, we also expanded our development efforts. By fiscal 1996, the Company had enhanced its SIP products for gate array-based ICs and had developed SIP products for standard cell-based ICs supporting a number of foundry processes. These developments allowed us to expand our customer base to include other integrated semiconductor companies, fab-less semiconductor companies, electronics systems manufacturers and distributors that sell to such entities. During 2000, we are undergoing a fundamental and rapid shift in our business with the major focus on Internet-enabled, business-to-business collaboration applications that automate product and document change packages. We have moved away from our historical business of semiconductor intellectual property ("SIP") library development and design tools and services business ("SIP Business"). The primary impetus for this business shift is a declining revenue stream as competitive pressure makes SIP libraries nearly free commodities.

     On April 6, 2000, the Company sold its semiconductor intellectual property, library development and design tools and service business ("SIP Business") to DII, Semiconductor Inc. ("DII") for $11.3 million ($5.5 million in cash and $972,000 due every quarter for next six quarters beginning July 30, 2000).

INGENUUS CORPORATION

     Our strategy is to provide Internet-enabled, business-to-business, collaboration applications which shorten time-to-market, improve adaptability and increase operational excellence by developing, capturing, transferring, sharing and leveraging corporate expertise required to deliver and maintain product and document changes throughout the entire supply chain. To implement this strategy in December 1999, we acquired Inbox Software ("Inbox") whose products provide automated solutions for mission-critical, business-to-business, e-commerce product and document change management processes.

     The Internet has become a medium through which businesses can communicate, streamline business processes and transact business more efficiently. Escalating dynamics like time-to-market pressures, high customization demands, and increased dependence on outsourcing have elevated business-to-business collaboration to core competency status. Companies must not only find more efficient ways to share information internally, they must also find ways to collaborate with their business partners, suppliers and customers. In the new economy, it's not about Company A versus Company B -- it's about Supply Chain A versus Supply Chain B.

     Most companies have mastered basic collaboration tools such as email, scheduling, corporate intranets and internal document management. But these tools do not solve the complex collaboration challenges of the digital economy. Most companies have developed ad hoc collaboration processes to manage data and coordinate basic functions. Most of these solutions do not leverage the ubiquity of the Internet nor provide seamless, real-time integration with external business partners. New applications that are tailored to specific tasks are needed that can leverage existing electronic information, regardless of where it resides. These new task-based applications must be fast and easy to deploy; as well as cost-effective to maintain.

COLLABORATIVE PRODUCT COMMERCE

     The Internet provides inexpensive connectivity, an open and scalable architecture, and common software and communication standards to support interoperability between the islands of information residing throughout the virtual supply chain.

     A new breed of Internet solutions is emerging -- Collaborative Commerce (c-commerce) -- that combines the strengths of supply chain automation with the transactional capabilities of online marketplaces. Different from E-commerce, which is a transaction exchange, c-commerce is an intellectual capital exchange that can make the much-anticipated virtual enterprise a reality.

     Collaborative product commerce (CPC) defines a new business strategy that leverages the ubiquity of the Internet, allowing various members of the supply chain to collaboratively design, build, market and deploy products and services. CPC enhances supply chain visibility, accelerates business velocity, creates barriers to entry and enables new business models. CPC represents the next major phase in the business evolution of the Internet. CPC is still being defined, and no vendor has demonstrated a complete, end-to-end CPC solution, and probably never will. Instead vendors will provide at least three (3) classes of CPC solutions: 1) CPC application; 2) CPC tools; 3) CPC platforms.

     Customers for CPC products include vertically integrated self-sufficient manufacturers as well as horizontally integrated teams of partners and suppliers. Virtual manufacturers who build products through an extended contract manufacturing and supply chain are particularly suited for CPC products. They exhibit a need for application tools, and platforms to make CPC a reality. Ingenuus is developing CPC applicators tailored to specific tasks that involve participants inside the corporation and throughout the supply chain. Ingenuus Applications for Virtual Manufacturing provides business process based applications with integrated workflow focused on defining, reviewing, distributing, and implementing product changes. These applications improve the ability of Internet-connected manufacturing supply chains to communicate and collaborate on new product designs and product changes. For example, using the Ingenuus Products Change Manager (PCM) application an Engineering Change Order ("ECO") for a product modification can be automatically routed on a real time basis through an integrated work flow approval process and instantly communicated over the Internet to the "virtual inbox" of the entire virtual manufacturing organization. This may be one or more separate companies located anywhere in the world along with other companies in the supply chain. These applications set a new standard for functionality, flexibility, and ease-of-use enabling customers to transform the product change process into a highly optimized, value-added business system.

     The global Internet revolution is forcing companies to move from data sharing to externalized process integration. This represents an important shift from simply publishing information using the Internet (serial) to utilizing the Internet to enable and enhance collaboration (circular). As a result, there is renewed focus on processes, particularly between companies and their customers, partners, and suppliers. This is especially true in the manufacturing arena where, in the past, automation has focused on product design, not process management, collaboration, and distribution. The manufacturing industry is dependent on various processes for regional and global manufacturing quality control. For these businesses, process management must be an enabler, not a barrier to rapid adaptability and operational excellence.

     With a CPC application that is process enabled, the chief designer for a virtual manufacturer can generate a master plan of a new design or design change and, in short order, begin simultaneous review by team members, partners, and factories anywhere in the world. Once the design or proposed change is approved, manufacturing can be begin simultaneously around the globe. The processes that represent the acquisition of various raw materials and components, distributing them to the factories, bringing them to inventory, programming the automated assembly equipment, and adjusting individual production schedules can be integrated using CPC tools and platforms. This data is then used by the CPC Applications. The entire content supply chain is involved, including traditional product design, supply chain management and customer service. Because process enabled CPC applications virtually eliminate the human errors associated with current methods, while leveraging human expertise on how to get things done, our main attractions to a virtual manufacturing company are rapid time to revenue, extraordinary product quality, and sharply reduced cost of customer service.

     The market for CPC involves various industries. It is especially attractive to manufacturing companies since it is reported that only about 11% have automated the change process.

     Ingenuus designs, builds and markets business-to-business collaboration applications. The Ingenuus applications provide adaptable, process-based collaboration between trusted customers, suppliers and other business partners. Ingenuus applications combine people, processes, information and technology to make normally complex and difficult collaboration simple. The result is a dramatic improvement in profitability and efficiency throughout the entire virtual supply chain.

     Ingenuus is currently targeting virtual manufacturers with its Ingenuus Applications for Virtual Manufacturing. Ingenuus customers are global, virtual manufacturers in the high technology, communications, semi-conductor, machinery, mechanical, medical equipment, process, and FDA regulated industries.

     Specifically, Ingenuus applications:

          1. Manage changes, not just documents. Unlike other applications that manage documents, or changes made to documents, the Ingenuus applications manage the change itself. Each change is an object in its own right, and documents affected by the change can be included in the change packet. Reference information, ancillary documents, and even web pages can be attached to the change packet and routed along with the documents affected ensuring that reviewers and approvers alike have the information they need to make an informed decision about the proposed change. When a change packet is routed to various participant instructions, notes and comments can accompany it. This helps to eliminate human error and misinterpretations. Ingenuus applications have "redlining" capability and the ability for annotating files with the electronic equivalent of "post-it" notes. For example, although only one user can be working on the controlled master design or document, colleagues working on the same change packet can be instantly notified that an updated "master" design or document is available, and reference copies of it will be inserted automatically in each collaborator's task-list. A given document or bill of materials ("BOM") can be worked on only by the user to whom it is logged out, but the content can be looked at and copied by everyone with the necessary access permission.

          2. Manage what happens to the data when someone works on it. A product may go through hundreds of design changes during its life-cycle, each involving far-reaching modifications to the underlying engineering content. The Ingenuus applications acts as the corporate change repository capturing all new and changed content as it is generated, maintaining a record of which version it is, recalling it on demand and effectively keeping track of each participants every move. Data can be imported from other systems, and later, when the change is approved, the updated data can be exported to those systems.

          3. Manage the flow of data between people. Ingenuus applications make it easy for design team members to share meaningful groups of documents, as well as move work around from department to department, or from individual to individual in logically organized bundles. During the development of a product, many thousands of parts may need to be designed. For each part, files need to be created, modified, viewed, checked and approved by many different people, perhaps several times over. Each part may call for different development techniques and different types of content. Since work on any of these master files will have a potential impact on other related files, there needs to be continuous cross-checking, modification, resubmission and rechecking.

          Bringing order to this highly complex workflow is what Ingenuus applications do best. In particular, the software keeps track of the thousands of individual decisions that determine who does what next. Because the Ingenuus applications are process enabled, they do not simply provide the ability to move change packets from one step in the process to another, they actually "push" the change packet through the process utilizing escalation rules. The software allows the up-to-date status of the entire task, with all supporting content, to be tracked and viewed by authorized individuals at all times. Communication within the development team is enhanced.

          4. Track all the events and movements that happen during the history of a change. Ingenuus applications record the states and milestones a change goes through. The software provides a valuable source of process audit trail which is a fundamental requirement for conformance to international quality management standards such as ISO9000, EN29000 and BS5750. This level of historical tracking, as well as providing comprehensive auditing, also permits the active monitoring of individual performance -- invaluable during time-critical projects.

  Consulting Services

     We provide a variety of services that help integrate the Ingenuus products into the customer's design environments and customize the products to fit the customer's business processes. We believe that the need for such services will increase rapidly as CPC products earn market share and companies want our applications integrated with other CPC tools and platforms.

  Maintenance Services

     We offer standard support services, which include product updates, telephone and internet support and metrics reporting. Custom support services are also available, including standard support services plus technical management, application and educational services.

     The Ingenuus business unit currently provides worldwide maintenance and support for Zycad accelerators and these customers should continue to be supported in the future. Updates to current customers using existing Zycad accelerators and software should continue to be available via local support and the Internet.

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

RESULTS OF CONTINUING OPERATION

     On April 28, 2000 the Company formally changed its name from Aspec Technology Inc. to Ingenuus Corporation.

  OPERATING SEGMENTS

     As of May 31, 2000, the Company operated in two segments, Ingenuus Corporation, and EDA. For quarter ended May 31, 2000, Verilux and Chip & Chip are included together in EDA in the tables below, and Novo and Inbox are included with Ingenuus.

     The Company's EDA business unit was formed with the acquisition and merger of Chip & Chip and Verilux Design Corporation in September 1999. These two EDA companies were acquired to address the most challenging problems in EDA. Each generation of semiconductor process advance brings new challenges in how integrated circuit designers model, integrate, simulate, and verify the entire chip and Systems on Chip ("SOC").

     The Company's Ingenuus business unit was formed with the acquisition and merger of Novo in October 1999 and Inbox Software, Inc, in December 1999. Inbox's products provide automated Internet-enabled, business-to-business, IEC content management applications which shorten time-to-market by developing, capturing, transferring, sharing and leveraging the corporate expertise required to deliver and maintain content throughout the content supply chain whereas Novo provides system maintenance services. Ingenuus segment's activities for the three and six month ended, May 31, 2000, excluding amortization of goodwill, involved mainly activities surrounding product revenues from Inbox business, system maintenance revenue from the Novo business, R&D expenditures, sales and marketing and general administrative expenses.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data expressed both in $000's and as a percentage of revenue:

     Since both Ingenuus and EDA segments of the business were purchased in fourth quarter of fiscal year 1999 and first quarter of fiscal year 2000, and the "SIP" business was sold on April 6, 2000, there was no relevant comparative information available for the three months and six months ended May 31, 2000 comparisons to three months and six months ended May 31, 1999. Therefore, management discussions presented below compare first quarter of fiscal year 2000 to second quarter of fiscal year 2000 related to our continuing business.

                                                                    INGENUUS CORPORATION
                                                              SEGMENTED STATEMENT OF OPERATIONS
                                                                 QUARTER ENDED MAY 31, 2000
                                                              ---------------------------------
                                                               EDA       INGENUUS      COMPANY
                                                              ------     ---------     --------
                                                                          ($000'S)
                                                                         (UNAUDITED)
Revenue.....................................................  $ 275       $ 1,001      $ 1,276
Cost of revenue.............................................     67         1,026        1,093
                                                              -----       -------      -------
Gross profit (loss).........................................    208           (25)         183
                                                              -----       -------      -------
Operating expenses:
  Research and development..................................    467           304          771
  Sales and marketing.......................................     --           802          802
  General and administrative................................     --         1,810        1,810
  Amortization -- goodwill..................................    179         1,058        1,237
                                                              -----       -------      -------
  Total operating expenses..................................    646         3,974        4,620
Loss from operations........................................   (438)       (3,999)      (4,437)
Interest and other income, net..............................     --           177          177
                                                              -----       -------      -------
Loss from continuing operations.............................   (438)       (3,822)      (4,260)
Loss from discontinued operations...........................     --        (1,209)      (1,209)
Gain on disposal of discontinued operations.................     --         5,433        5,433
                                                              -----       -------      -------
Net loss....................................................  $(438)      $   402      $   (36)
                                                              =====       =======      =======

                                                                    INGENUUS CORPORATION
                                                              SEGMENTED STATEMENT OF OPERATIONS
                                                                        QUARTER ENDED
                                                                      FEBRUARY 29, 2000
                                                              ---------------------------------
                                                               EDA       INGENUUS      COMPANY
                                                              ------     ---------     --------
                                                                          ($000'S)
                                                                         (UNAUDITED)
Revenue.....................................................  $  --       $   310      $   310
Cost of revenue.............................................     --           229          229
                                                              -----       -------      -------
Gross profit................................................     --            81           81
                                                              -----       -------      -------
Operating expenses:
  Research and development..................................    304           872        1,176
  Sales and marketing.......................................     --           118          118
  General and administrative................................     --         2,336        2,336
  Write off In Process R&D..................................     --           925          925
  Amortization -- goodwill..................................    182         1,058        1,240
                                                              -----       -------      -------
  Total operating expenses..................................    486         5,309        5,795
Loss from operations........................................   (486)       (5,228)      (5,714)
Interest and other income, net..............................     (4)          230          226
Equity losses from joint venture............................     --           (67)         (67)
                                                              -----       -------      -------
Loss from continuing operations.............................   (490)       (5,065)      (5,555)
Loss from discontinued operations...........................     --        (2,413)      (2,413)
                                                              -----       -------      -------
Net loss....................................................  $(490)      $(7,478)     $(7,968)
                                                              =====       =======      =======

     Revenue. Revenue for Ingenuus increased by 323% from $310,000 in the quarter ended February 29, 2000, to $1.0 million in the quarter ended May 31, 2000. The increase in revenue in the second quarter of fiscal 2000 compared with first quarter of fiscal 2000 was primarily attributable to the continued efforts to grow our new Ingenuus software products and related services.

     Revenue from the EDA segment for the quarter ended May 31, 2000 was $274,000 derived from the sale of Verilux products. There was no EDA revenue in the quarter ended February 29, 2000.

     Cost of revenue. Cost of revenue for Ingenuus primarily represents the costs of products, personnel and other operating expenses incurred in the implementation phase of the product. Cost of revenue as a percentage of revenue increased by 29% from 74% of revenue in the first quarter ended February 29, 2000 to 103% of revenue in the second quarter ended May 31, 2000. The increase was due to the fact that the products sold by Inbox prior to acquisitions by Ingenuus Corporation, were sold at discounts. Ingenuus has delivered these products including providing professional services in Q2, 2000 related to the legacy Inbox customers.

     Due primarily to the discounts by Inbox, our gross margin percentage was adversely effected in the three months ended May 31, 2000. We expect cost of revenue as a percentage of revenue to decrease as we start to sell more product at our targeted prices.

     Research and development. Research and development expenses represent the cost of engineering personnel and other operating expenses incurred in the development and enhancement of our core technology. Research and development expenses for Ingenuus decreased by 188% from $872,000 in the three months ended February 29, 2000 to $304,000 in the three months ended May 31, 2000. Research and development expenses as a percentage of revenue was 281% in the three months ended February 29, 2000 compared to 30% in the three months ended May 31, 2000. The absolute dollar as percentage of revenue decrease in research and development expenses in the three months ended May 31, 2000 was primarily due to the fact that we have refocused our efforts on sale of Ingenuus products in Q2 of 2000 versus in Q1 of 2000, we were still developing the product and adding new features.

     Research and development expenses for the EDA segment increased by 54% from $304,000 in the three months ended February 29, 2000 to $467,000 in the three months ended May 31, 2000. The increase in research and development expenses in the second quarter of fiscal 2000, compared with the first quarter of fiscal 2000, was primarily due to the hiring of one additional employee, purchase of additional tools and the inclusion of amortization expenses.

     Sales and marketing. Sales and marketing expenses consist of salaries and commissions paid to internal sales and marketing personnel and sales representatives, promotional costs and related operating expenses. Sales and marketing expenses for Ingenuus increased by 574% from $118,000 in the three months ended February 29, 2000, to $802,000 in the three months ended May 31, 2000. Sales and marketing expenses as a percentage of revenue was 38% in the three months ended February 29, 2000 and 80% in the three months ended May 31, 2000. The absolute dollar increase in sales and marketing expenses in the three months ended May 31, 2000, compared with the three months ended February 29, 2000, was due to increased headcount, as well as an increase in marketing expenses relating to promotion of our Ingenuus products.

     General and administrative. General and administrative expenses consist of salaries and expenses related to Executives, Corporate Finance, Legal and Human Resources departments. General and administrative expenses, decreased by 23% from $2.3 million in the three months ended February 29, 2000, to $1.8 million in the three months ended May 31, 2000. General and Administrative expenses as a percentage of revenue was 754% in the three months ended February 29, 2000 and 181% in the three months ended May 31, 2000. The absolute dollar decrease in general and administrative expenses in the three months ended May 31, 2000, compared with the three months ended February 29, 2000, was due to decreased professional fees, as well as a decrease in bad debt expense.

     The $925,000 written off to purchased technology in the first three months of fiscal 2000 related to the acquisitions of Inbox Software.

     The Company also recorded $1.2 million in amortization expenses in the first and second quarters of fiscal 2000, due to acquisitions in the last two years.

     Interest, net. Net interest for Ingenuus decreased 22% from $226,000 in the three months ended February 29, to $177,000 in the three months ended May 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily from license, product and system maintenance revenues and the net proceeds of $71.9 million from its initial public offering of Common Stock in May 1998.

     Our operating activities utilized net cash of $9.5 million and $6.5 million in the six-month period ended May 31, 2000 and May 31, 1999 respectively. Net cash used for operating activities in the first six months of fiscal 2000 was mainly due to continuing and discontinued operational trading activities.

     Net cash used in investing activities was $9.9 million in the six-month period ended May 31, 2000 compared to $3.8 million in the six-month period ended May 31, 1999. Investing activities for the first six months of fiscal 2000 consisted primarily of the investment in the Inbox Software Corporation of $7.6 million and net purchases of property and equipment of $2.3 million.

     Net cash provided by financing activities was $192,000 in the six-month period ended May 31, 2000 and utilized net cash of $246,000 in the six-month period ended May 31, 1999.

     Net cash provided by the discontinued operations was $6.0 million.

     At May 31, 2000, the Company had cash and equivalents of $10.6 million. As of May 31, 2000, we had an accumulated deficit of $61.5 million and working capital of $14.4 million.

     The Company has suffered recurring losses for the years ended November 30, 1998 and 1999. Ingenuus's continued existence is dependent on our ability to achieve profitable operations. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including:

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

     In connection with the acquisitions of Novo Systems and Inbox or other potential acquisitions, the failure to successfully and efficiently integrate new employees and operations of the acquired company with our existing employees and operations or to successfully manage an acquired company could materially adversely effect our business, operating results, and financial condition.

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

  Internet Related Risks on Our Business Potential

     Should Electronic Commerce Using the Internet Not Continue to Develop, We Could Experience Loss of Sales. Our success is dependent upon continued growth of the Internet as the electronic venue of commerce in the future. Acceptance of the Internet has increased in recent times with millions of users making the connection. This growth is a recent phenomenon and may not continue. Furthermore, Internet commerce, especially as an integral part of supply chain management is still in its infancy.

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

     e-business, by definition, is global. Business methods that are effective and acceptable in our market place may not work in markets that operate in different legal and governmental climates throughout the world. Therefore, we could see a negative impact on our sales.

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

  Potential for Product Defects

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

     Project costs to date of the Year 2000 issue totaled $146,000. The Company does not expect to incur significant costs during fiscal 2000 related to ongoing monitoring and support activities for the Year 2000 issue.

  Volatility of Share Price

     Since the Company's initial public offering in April 1998, the market price of the Company's Common Stock has been highly volatile and is expected to be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, the Company's failure to meet or exceed published earnings estimates, changes in earnings estimates or recommendations by securities analysts, announcements of technological innovations, new products or new contracts by the Company or its existing or potential competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends affecting the Internet, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the market price of the Common Stock. In June 1998, securities class action litigation was filed against the Company and certain of its executive officers and directors. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition. See "Part II".

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

     On January 29, 1999, the plaintiffs consolidated the pending class action cases and filed a Consolidated Amended Complaint, styled Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037. The Consolidated Amended Complaint was purportedly brought on behalf of all persons who purchased Aspec's stock between April 27, 1998 and June 30, 1998, alleged that Aspec and certain of its officers and directors, as well as its underwriters, violated Sections 25400 and 25500 of the California Corporations Code, and Sections 11 and 15 of the Securities Act of 1933 (except as to the underwriters). On June 7, 1999, Aspec and certain of the individual defendants filed demurrers to the Consolidated Complaint. On June 9, 1999, the plaintiffs filed a motion for summary adjudication of their claims against Aspec under Section 11 of the Securities Act. The plaintiffs also moved to certify a plaintiff class.

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

     On January 11, 2000, the defendants filed demurrers to Count I of the First Amended Complaint, which alleged claims under California Corporations Code Sections 25400/25500. The Aspec Defendants demurred to Count I on the basis that plaintiffs had not pleaded facts demonstrating that the defendants had acted with scienter. The Aspec Defendants also moved to strike certain allegations in the complaint. The motions were fully briefed, and the court heard oral argument on defendants' demurrers and motion to strike and plaintiffs' motion for class certification on February 24, 2000. The court overruled the defendants' demurrers, denied the motion to strike, and took the motion for class certification under submission. Thereafter, on March 13, 2000, the Aspec Defendants answered the plaintiffs' unverified complaint, generally denying all allegations and asserting affirmative defenses.

     On March 16, 2000, the court certified a plaintiff class. On that same date, the Court found, sua sponte, that the case is complex, and pursuant to a pilot program implemented in the Superior Court for Santa Clara County, assigned it to a single judge for all purposes.

     On May 19, 2000, the Court held a case management conference at which it permitted the plaintiffs to re-notice their motion for summary adjudication of their Section 11 claim against Aspec, which the Court set for hearing on July 21, 2000,. Later, on July 5, 2000, the Court entered a stipulated order continuing and re-scheduling the hearing until September 12, 2000.

  Derivative Lawsuit

     Certain of the Company's current and former officers, directors and shareholder entities were also named as defendants in a derivative lawsuit styled Linda Willinger, IRA, et al. v. Conrad Dell'Oca et al., No. CV-778007, filed on November 12, 1998, in the Superior Court of Santa Clara County. The derivative action alleges facts similar to those in the class action and also alleges that certain of the directors caused the Company to conduct the initial public offering in order to redeem preferred stock they owned or in which they had a beneficial interest. Aspec filed a demurrer to that Complaint on June 8, 1999 on behalf of certain of the officer and director defendants and nominal defendant, Aspec. Thereafter, the plaintiffs requested the defendants' assent to the dismissal of their complaint and the filing of an amended complaint. Plaintiffs filed their First Amended Shareholders' Derivative Complaint on September 2, 1999.

     The Aspec Defendants demurred to that complaint on November 12, 1999 on the basis that the nominal plaintiffs had failed to make a demand on the Board of Directors before filing the derivative lawsuit, and that they had also failed to plead sufficient facts to excuse a pre-suit demand. After the matter was fully briefed, the court heard argument on January 25, 2000. On January 27, 2000, the court sustained the defendants' demurrers with sixty days' leave to amend. The parties later stipulated that the plaintiffs would have additional time in which to file an amended complaint, as well as to re-notice a motion to compel the production of electronically-stored documents and records from Aspec, as well as to notice the deposition of a witness from Aspec to testify concerning the storage of such documents and records.

  Other Lawsuits

     Aspec Technology, Inc. v Compaq Computers, Inc. was filed on December 28, 1998 in the Superior Court of California, Santa Clara County, No. CV-778943. By our complaint, we sought to collect the principal sum of $403,344, plus interest, attorney's fees and costs, from Compaq, alleging that Compaq had breached a contract to purchase certain of Aspec's library software. Compaq filed a counter claim alleging that we had breached the contract by failing to deliver in functional form the promised software on the schedule promised, as well as alleging fraudulent misrepresentation relating to the contract. The counter claim alleges unspecified damages in excess of $25,000. Documents have been exchanged and certain written discovery has been undertaken, but no testimony has been taken in the case. Compaq has offered to settle the matter by paying us $175,000. In April, 2000, a settlement was entered into under which Compaq paid the Company $185,000. Dismissals of the lawsuit have been filed with the court by all parties.

     On September 23, 1999, a lawsuit entitled Lesley Nemeth v. Aspec Technology Inc., was filed in Superior Court, Santa Clara County, No. DC383204. Plaintiff is a former consultant to us who seeks in her complaint damages in the sum of $12,600 plus interest and attorney's fees. On November 23, 1999 the court ordered the matter to binding arbitration administered by the American Arbitration Association. Plaintiff filed her arbitration claim with the American Arbitration Association in March, 2000. An arbitrator has been appointed, and arbitration is scheduled for September 8, 2000.

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

  SEC Inquiry

     In January 1999, the Company received an informal inquiry from the Securities and Exchange Commission ("SEC") Staff. The Company has provided information to the SEC in response to the Staff's requests

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     27.1     Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INGENUUS CORPORATION.

                                          By: /s/    RAYMOND GRAMMER
                                            ------------------------------------
                                                      Raymond Grammer
                                                  Chief Financial Officer

                              Date: July 14, 2000

                               INDEX TO EXHIBITS

EXHIBITS
--------
  27.1      Financial Data Schedule