Form 10-Q
period 2000-08-31
ASPEC TECHNOLOGY INC
filed 2000-10-16
CIK 1031911

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

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock outstanding as of August 31, 2000 was 36,742,573.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             INGENUUS CORPORATION.

                                   FORM 10-Q
                     FOR THE QUARTER ENDED AUGUST 31, 2000

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.................    1

         a) Condensed Consolidated Statements of Operations for the
         three and nine months ended August 31, 2000 and 1999........    1

         b) Condensed Consolidated Balance Sheets at August 31, 2000
            and November 30, 1999....................................    2

         c) Condensed Consolidated Statements of Cash Flows for the
         Nine months ended August 31, 2000 and 1999..................    3

         d) Notes to Condensed Consolidated Financial Statements.....    4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Continuing and Discontinued Operations.......   10

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   21

Item 6.  Exhibits and Reports on Form 8-K............................   23

SIGNATURES...........................................................   24

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             INGENUUS CORPORATION.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      QUARTER ENDED        NINE MONTHS ENDED
                                                        AUGUST 31,             AUGUST 31,
                                                    ------------------    --------------------
                                                     2000       1999        2000        1999
                                                    -------    -------    --------    --------
Revenue...........................................  $ 1,211    $    --    $  2,797    $     --
Cost of revenue...................................      638         --       1,960          --
                                                    -------    -------    --------    --------
     Gross profit.................................      573         --         837          --
                                                    -------    -------    --------    --------
Operating expenses:
  Research and development........................      971         --       2,918          --
  Sales and marketing.............................      853         --       1,773          --
  General and administrative......................    1,042        613       5,188       2,654
  Write-off in process research and development...       --         --         925          --
  Amortization -- goodwill........................    1,223         --       3,700          --
                                                    -------    -------    --------    --------
          Total operating expenses................    4,089        613      14,504       2,654
Loss from operations..............................   (3,516)      (613)    (13,667)     (2,654)
Interest and other income, net....................      242        348         645       1,270
Equity losses from joint venture..................       --       (170)        (67)       (585)
                                                    -------    -------    --------    --------
Loss from continuing operations...................   (3,274)      (435)    (13,089)     (1,969)
Loss from discontinued operations.................       --     (4,636)     (3,623)    (13,697)
(Loss)/gain on disposal of discontinued
  operations......................................      (70)        --       5,363
                                                    -------    -------    --------    --------
Net loss..........................................  $(3,344)   $(5,071)   $(11,349)   $(15,666)
                                                    =======    =======    ========    ========
EARNINGS PER SHARE -- BASIC
Continuing operations.............................  $ (0.09)   $ (0.02)   $  (0.36)   $  (0.07)
Loss from discontinued operations.................       --      (0.16)      (0.10)      (0.49)
Gain on disposal of discontinued operations.......       --         --        0.15          --
Net loss per share................................    (0.09)     (0.18)      (0.31)      (0.56)
EARNINGS PER SHARE -- DILUTED
Continuing operations.............................    (0.09)     (0.02)      (0.36)      (0.07)
Loss from discontinued operations.................       --      (0.16)      (0.10)      (0.49)
Gain on disposal of discontinued operations.......       --         --        0.15          --
Net loss per share................................    (0.09)     (0.18)      (0.31)      (0.56)
Shares used in basic per share calculation........   36,668     27,680      36,123      27,945
Shares used in diluted per share
  calculation -- continuing operations............   36,668     27,680      36,123      27,945
Shares used in diluted per share
  calculation -- loss from discontinued
  operations......................................   36,668     27,680      36,123      27,945
Shares used in diluted per share
  calculation -- gain on disposal of discontinued
  operations......................................       --         --      37,060          --

     See accompanying notes to condensed consolidated financial statements.

                             INGENUUS CORPORATION.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              AUGUST 31,     NOVEMBER 30,
                                                                 2000          1999(1)
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $  9,592        $ 23,884
  Accounts receivable, net..................................        877           2,399
  Income taxes receivable...................................      2,100           2,100
  Other receivable..........................................      4,762             665
  Prepaid expenses and other current assets.................        245              92
                                                               --------        --------
          Total current assets..............................     17,576          29,140
Property and equipment -- net...............................      1,062           6,451
Goodwill and other intangibles..............................     16,280           6,914
Loan to related party.......................................         --             430
Investments and other assets................................     14,550           2,824
                                                               --------        --------
          TOTAL.............................................   $ 49,468        $ 45,759
                                                               ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  1,371        $  2,676
  Accrued and other current liabilities.....................      3,204           2,960
  Customer and other advances...............................        465           3,636
  Bank loan.................................................         --             222
                                                               --------        --------
          Total current liabilities.........................      5,040           9,494
Other liabilities -- long term..............................        292             324
                                                               --------        --------
          Total liabilities.................................      5,332           9,818
                                                               --------        --------
Stockholders' equity:
  Common stock..............................................    102,394          91,551
  Notes receivable..........................................        (27)           (156)
  Comprehensive income......................................      9,037              --
  Treasury stock............................................     (2,452)         (1,987)
  Accumulated deficit.......................................    (64,816)        (53,467)
                                                               --------        --------
          Total stockholders' equity........................     44,136          35,941
                                                               --------        --------
          TOTAL.............................................   $ 49,468        $ 45,759
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

                              INGENUUS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                              ------------------------
                                                              AUGUST 31,    AUGUST 31,
                                                                 2000          1999
                                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $(11,349)     $(15,666)
  Deduct: Gain on disposal of discontinued operations.......     (5,363)           --
            Losses between year-end and the measurement
          date..............................................       (999)           --
                                                               --------      --------
  Net loss from continuing operations.......................    (17,711)      (15,666)
                                                               --------      --------
  Adjustments from operating activities:
     Depreciation and amortization..........................      6,162         5,409
     Loss on disposal of fixed assets.......................        (86)           --
     Equity losses from joint venture.......................         --           585
     Stock compensation expenses............................         --            96
     Changes in assets and liabilities
       Accounts receivable..................................      1,522         3,841
       Prepaid expenses and other current assets............       (132)        1,174
       Accounts payable.....................................     (1,305)         (586)
       Accrued and other liabilities........................     (1,122)         (765)
       Customer advances....................................      1,118          (860)
                                                               --------      --------
          Net cash used for operating activities of
            continuing operations...........................    (11,554)       (6,772)
                                                               --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Inbox -- net of cash acquired..............     (7,603)           --
  Overdraft disposed of , net of cash acquired -- Chip &
     Chip...................................................         24
  Purchases of property and equipment.......................     (2,765)       (2,054)
  Sale of property and equipment............................        296            --
  Investment in joint venture corporation...................         --        (2,329)
                                                               --------      --------
          Net cash used for investing activities of
            continuing operations...........................    (10,048)       (4,383)
                                                               --------      --------
CASH FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................        399            75
  Repurchase of common stock................................         --          (927)
  Collection of notes receivable............................        (44)            9
                                                               --------      --------
          Net cash provided by (used for) financing
            activities of continuing operations.............        355          (843)
                                                               --------      --------
Operating cashflow from discontinued operations.............      6,955            --
Net decrease in cash and equivalents........................    (21,247)      (11,998)
Cash and cash equivalents, beginning of period..............     23,884        42,480
                                                               --------      --------
Cash and cash equivalents, end of period....................   $  9,592      $ 30,482
                                                               ========      ========

     See accompanying notes to condensed consolidated financial statements.

                             INGENUUS CORPORATION.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended August 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2000 or for any other period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended November 30, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 2, 2000.

     In accordance with Securities & Exchange Commission amendment for fiscal quarters ending on or after March 15, 2000, the interim financial statements included within the quarterly report, were reviewed by their independent accountants, PricewaterhouseCoopers.

     PricewaterhouseCoopers was unable to complete their review of the interim financial statements pending receipt of an independent valuation of Chip & Chip.

2. DISCONTINUED OPERATIONS

     On April 6, 2000, the Company sold its semiconductor intellectual property, library development and design tools and service business ("SIP Business") to DII, Semiconductor Inc. ("DII") for $11.3 million ($5.5 million in cash and $972,000 due every quarter for next nine quarters beginning July 30, 2000). As a result, the operations of the SIP Business have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes.

     Revenues for the SIP Business were $1.6 million and $4.5 million in the second quarter and first half of 1999, respectively, and were $1.3 million in first quarter of fiscal 2000 and $729,000 through the date of disposal.

3. EARNINGS PER SHARE (EPS) DISCLOSURES

     Basic EPS excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted average of common shares outstanding (excluding shares subject to repurchase rights) for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net loss per share does not include the weighted average effect of dilutive potential common shares including options to purchase common stock and common stock subject to repurchase in any period presented where the effect would be antidilutive.

                             INGENUUS CORPORATION.

                                  (UNAUDITED)

     A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                      QUARTER ENDED        NINE MONTHS ENDED
                                                        AUGUST 31,             AUGUST 31,
                                                    ------------------    --------------------
                                                     2000       1999        2000        1999
                                                    -------    -------    --------    --------
                                                       (UNAUDITED)            (UNAUDITED)
Loss from continuing operations...................  $(3,274)   $  (435)   $(13,089)   $ (1,969)
Loss from discontinued operations.................       --     (4,636)     (3,623)    (13,697)
(Loss)/gain on disposal of discontinued
  operations......................................      (70)        --       5,363          --
                                                    -------    -------    --------    --------
Loss attributed to discontinued operations........      (70)    (4,636)      1,740     (13,697)
                                                    -------    -------    --------    --------
Net loss..........................................  $(3,344)   $(5,071)   $(11,349)   $(15,666)
                                                    =======    =======    ========    ========
Denominator -- Basic EPS common stock
  outstanding.....................................   36,668     27,680      36,123      27,945
                                                    -------    -------    --------    --------
EARNINGS PER SHARE -- BASIC
Loss from continuing operations...................  $ (0.09)   $ (0.02)   $  (0.36)   $  (0.07)
Loss from discontinued operations.................       --      (0.16)      (0.10)      (0.49)
Gain on disposal of discontinued operations.......       --         --        0.15          --
Net loss per share................................    (0.09)     (0.18)      (0.31)      (0.56)
DENOMINATOR -- DILUTED EPS
Denominator -- Basic EPS..........................   36,668     27,680      36,123      27,945
Effect of dilutive securities
  Weighted average common share equivalents
     related to purchase rights and options.......       --         --         937          --
                                                    -------    -------    --------    --------
                                                     36,668     27,680      37,060      27,945
                                                    =======    =======    ========    ========
EARNINGS PER SHARE -- DILUTED
Loss from continuing operations...................  $ (0.09)   $ (0.02)   $  (0.36)   $  (0.07)
Loss from discontinued operations.................       --      (0.16)      (0.10)      (0.49)
Gain on disposal of discontinued operations.......       --         --        0.15          --
Net loss per share................................    (0.09)     (0.18)      (0.31)      (0.56)

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities (SFAS No. 133)." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not currently have any derivative or hedging activities.

                             INGENUUS CORPORATION.

                                  (UNAUDITED)

     In December 1999, SAB 101 was issued which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued and this delays the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. Ingenuus will therefore be required to implement SAB 101 from December 1, 2000. The Company is awaiting results of additional general requests regarding revenue recognition practices before evaluating the impact of SAB 101.

5. COMPREHENSIVE INCOME (LOSS)

     Comprehensive Income (Loss) is comprised of net loss and other comprehensive earnings such as unrealized holding gains or losses on available for-sale marketable securities.

     Ingenuus' total comprehensive income (loss) was as follows (in thousands):

                                                 QUARTER ENDED      NINE MONTHS ENDED
                                                   AUGUST 31,           AUGUST 31,
                                                ----------------    ------------------
                                                 2000      1999      2000       1999
                                                ------    ------    -------    -------
Net loss......................................  (3,344)   (5,071)   (11,349)   (15,666)
Other comprehensive income:
  Unrealized holding gain on
     available-for-sale marketable
     securities...............................   9,037        --      9,037         --
                                                ------    ------    -------    -------
  Comprehensive income/(loss).................   5,693    (5,071)    (2,312)   (15,666)
                                                ======    ======    =======    =======

6. INVESTMENTS

     During the first quarter of fiscal 1999 the Company purchased a 40 percent interest in Slim Technology Co, Ltd, (Slim Tech), a Korean company, at a cost of $2.3 million. Slim Tech performs semiconductor design services for Korea based customers. This investment is accounted for using the equity method. The Company's share of the net assets of Slim Tech was $1,630,000 at August 31, 2000.

     Since the third quarter of 1998, the Company has held an investment of $840,000 in series B preferred stock of Virage Logic, Inc., (Virage). Following the initial public offering of Virage on August 1, 2000, Ingenuus now holds 525,000 shares of common stock in Virage. Virage's common stock closed at $18.8125 per share on August 31, 2000. This unrealized gain of $9 million is accounted for as other comprehensive income.

7. SALE OF BUSINESSES

     On June 13, 2000, the Company entered into an Asset Purchase Agreement with the Management of Chip & Chip, part of the EDA segment of the company. Chip & Chip Management purchased the assets and certain liabilities of Chip & Chip for $2,580,000, (payable in three installments over the next two years). The proceeds are secured on 1 million Ingenuus shares and 700,000 fully vested options to purchase Ingenuus stock, held by Chip & Chip management, and 1 million shares of Chip & Chip. (The gain on the sale of $292,000 has been deferred and will be recognized as the payments are received.)

     The Company was recently required to provide an independent valuation of Chip & Chip to complete the review of third quarter financial statements by its independent accountants, PricewaterhouseCoopers.

     The Company is in the process of having an independent valuation of Chip & Chip performed and expects the valuation to be completed in November 2000.

8. SEGMENT AND GEOGRAPHIC INFORMATION

     As of August 31, 2000, the Company operated in two segments, Ingenuus Corporation, and EDA. For the three months ended August 31, 2000, Verilux and Chip & Chip, (prior to June 14, 2000) are included together in EDA in the tables below (in thousands), and Novo and Inbox are included in Ingenuus.

     The activities of Verilux and Chip & Chip before and during the first months of 2000 involved mostly R&D expenditures and general administrative expenses.

                             INGENUUS CORPORATION.

                                  (UNAUDITED)

     The Ingenuus segment's activities for the three months and nine months ended August 31, 2000, excluding the write-off of in process research and development charge and amortization of goodwill, involved mainly activities surrounding product sales, system maintenance revenue, research and development expenditures and general administrative expenses. Since both the Ingenuus and EDA segments of the business were purchased in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000, and since the SIP Business was sold on April 6, 2000, comparative information presentation was not relevant.

                                                        EDA      INGENUUS    COMPANY
                                                      -------    --------    --------
THREE MONTHS ENDED AUGUST 31, 2000
Revenue.............................................  $   260    $    951    $  1,211
Loss from operations................................     (112)     (3,404)     (3,516)
Amortization........................................      130       1,093       1,223
Assets..............................................    1,051      48,417      49,468
Capital expenditures on long-lived assets...........       --         156         156
NINE MONTHS ENDED AUGUST 31, 2000
Revenue.............................................  $   535    $  2,262    $  2,797
Loss from operations................................   (1,244)    (12,423)    (13,667)
Amortization........................................      504       3,196       3,700
Assets..............................................    1,051      48,417      49,468
Capital expenditures on long-lived assets...........      319         299         618

     Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue is by country, based on the location of the customer. All property and equipment, except for an immaterial amount, is based in the United States and therefore is not disclosed below. Geographic revenue for the three months ended August 31, 2000 and May 31, 2000 as follows (in thousands):

                                                               QUARTER ENDED
                                                           ---------------------
                                                           AUGUST 31,    MAY 31,
                                                              2000        2000
                                                           ----------    -------
United States............................................    $  638      $  733
Asia.....................................................       562         507
Other International......................................        11          36
                                                             ------      ------
          Total..........................................    $1,211      $1,276
                                                             ======      ======

     Major Customers and International Sales -- For the quarter ended August 31, 2000, six customers accounted for approximately 70% of revenue whereas for the quarter ended May 31, 2000, five customers accounted for approximately 69% of revenue. Since both the Ingenuus and EDA segments of the business were purchased in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000, and since the SIP business was sold on April 6, 2000, comparative information presentation was not relevant.

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

                             INGENUUS CORPORATION.

                                  (UNAUDITED)

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

     On August 26, 1999, the court heard arguments on the defendants' demurrers. The court sustained the demurrers in part and overruled them in part. Specifically, the court held that the plaintiffs had not pleaded their claims under California Corporations Code Section 25400 with sufficient particularity and granted plaintiffs leave to amend this claim. The court overruled the defendants' demurrers to the Section 11 claim. Following that hearing, plaintiffs withdrew their motion for summary adjudication. Thereafter, plaintiffs filed their First Amended Class Action Complaint, under seal, on October 18, 1999.

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

     The plaintiffs have re-noticed their motion for class certification, which is presently scheduled to be heard on November 14, 2000.

     Derivative Lawsuit

     Certain of the Company's current and former officers, directors and shareholder entities were also named as defendants in a derivative lawsuit styled Linda Willinger, IRA, et al. v. Conrad Dell'Oca et al., No. CV-778007, filed on November 12, 1998, in the Superior Court of Santa Clara County. The derivative

                             INGENUUS CORPORATION.

                                  (UNAUDITED)

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

     The parties later stipulated that the plaintiffs would have additional time in which to file an amended complaint, as well as to re-notice a motion to compel the production of electronically-stored documents and records from Aspec, as well as to notice the deposition of a witness from Aspec to testify concerning the storage of such documents and records. The plaintiffs presently have until October 31, 2000 to file an amended complaint and re-notice the above-referenced motion and deposition.

     Other Lawsuits

     On September 23, 1999, a lawsuit entitled Lesley Nemeth v. Aspec Technology Inc., was filed in Superior Court, Santa Clara County, No. DC383204. Plaintiff is a former consultant to us who seeks in her complaint damages in the sum of $12,600 plus interest and attorney's fees. On November 23, 1999 the court ordered the matter to binding arbitration administered by the American Arbitration Association. Plaintiff filed her arbitration claim with the American Arbitration Association in March, 2000. An arbitrator has been appointed, and arbitration is scheduled for September 8, 2000. The arbitration date was suspended by the American Arbitration Association, and, as of this time, has not been rescheduled.

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

COMPANY OVERVIEW

     Ingenuus was founded in December 1991 as Aspec Technology to develop, market and support semiconductor intellectual property ("SIP") to enable customers to develop complex Integrated Circuits (ICs). More recently, our business has been composed of three segments; our traditional SIP business; our EDA business which is comprised of Verilux Corporation and Chip & Chip; and Ingenuus Corporation which is focused on establishing a significant market position as a supplier of innovative, collaborative software applications designed to dramatically increase productivity and achieve a high rate of return on investment by leveraging the human expertise already present in an organization's business processes. As a result of fundamental changes in the marketplace, we have taken the following actions:

          (1) We sold our SIP Business effective April 6, 2000.

          (2) We sold our Chip & Chip business effective June 14, 2000.

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

     On April 6, 2000, the Company sold its semiconductor intellectual property, library development and design tools and service business ("SIP Business") to DII, Semiconductor Inc. ("DII") for $11.3 million ($5.5 million in cash and $972,000 due every quarter for next six quarters beginning July 30, 2000). The first payment was received July 2000.

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

     The Internet has become a medium through which businesses can communicate, streamline business processes and transact business more efficiently. Escalating dynamics like time-to-market pressures, high customization demands, and increased dependence on outsourcing have elevated business-to-business collaboration to core competency status. We believe companies must not only find more efficient ways to share information internally, they must also find ways to collaborate with their business partners, suppliers and customers.

     Most companies use basic collaboration tools such as email, scheduling, corporate intranets and internal document management. But these tools do not solve the complex collaboration challenges of the digital economy. Most companies have developed ad hoc collaboration processes to manage data and coordinate basic functions. Most of these solutions do not leverage the ubiquity of the Internet nor provide seamless, real-time integration with external business partners. New applications that are tailored to specific tasks are needed that can leverage existing electronic information, regardless of where it resides. These new task-based applications must be fast and easy to deploy; as well as cost-effective to maintain.

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

RESULTS OF CONTINUING OPERATION

     On April 28, 2000 the Company formally changed its name from Aspec Technology Inc. to Ingenuus Corporation.

OPERATING SEGMENTS

     As of August 31, 2000, the Company operated in two segments, Ingenuus Corporation, and EDA. For the quarter ended August 31, 2000, Verilux and Chip & Chip (prior to the sale on June 14, 2000) are included together in EDA in the tables below, and Novo and Inbox are included with Ingenuus.

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

     The Company's Ingenuus business unit was formed with the acquisition and merger of Novo in October 1999 and Inbox Software, Inc, in December 1999. Inbox's products provide automated Internet-enabled, business-to-business, IEC content management applications which shorten time-to-market by developing, capturing, transferring, sharing and leveraging the corporate expertise required to deliver and maintain content throughout the content supply chain whereas Novo provides system maintenance services. Ingenuus segment's activities for the three and nine month periods ended August 31, 2000, excluding amortization of goodwill, involved mainly activities surrounding product revenues from Inbox business, system maintenance revenue from the Novo business, R&D expenditures, sales and marketing and general administrative expenses.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data expressed both in $000's and as a percentage of revenue:

     Since both the Ingenuus and EDA segments of the business were purchased in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000, and the SIP business was sold on April 6, 2000, there was no relevant comparative information available for the three months and nine months ended August 31, 2000. Therefore, management discussions presented below compare the second quarter of fiscal 2000 to the third quarter of fiscal 2000 which related to our continuing business.

                              INGENUUS CORPORATION

                       SEGMENTED STATEMENT OF OPERATIONS
                         QUARTER ENDED AUGUST 31, 2000

                                                           EDA     INGENUUS    COMPANY
                                                          -----    --------    -------
                                                                    ($000'S)
                                                                  (UNAUDITED)
Revenue.................................................  $ 260    $   951     $ 1,211
Cost of revenue.........................................     65        573         638
                                                          -----    -------     -------
Gross profit............................................    195        378         573
                                                          -----    -------     -------
Operating expenses:
  Research and development..............................    177        794         971
  Sales and marketing...................................     --        853         853
  General and administrative............................     --      1,042       1,042
  Amortization -- goodwill..............................    130      1,093       1,223
                                                          -----    -------     -------
          Total operating expenses......................    307      3,782       4,089
Loss from operations....................................   (112)    (3,404)     (3,516)
Interest and other income, net..........................     --        242         242
                                                          -----    -------     -------
Loss from continuing operations.........................   (112)    (3,162)     (3,274)
Loss on disposal of discontinued operations.............     --        (70)        (70)
                                                          -----    -------     -------
Net loss................................................  $(112)   $(3,232)    $(3,344)
                                                          =====    =======     =======

                              INGENUUS CORPORATION

                       SEGMENTED STATEMENT OF OPERATIONS
                           QUARTER ENDED MAY 31, 2000

                                                           EDA     INGENUUS    COMPANY
                                                          -----    --------    -------
                                                                    ($000'S)
                                                                  (UNAUDITED)
Revenue.................................................  $ 275    $ 1,001     $ 1,276
Cost of revenue.........................................     67      1,026       1,093
                                                          -----    -------     -------
Gross profit (loss).....................................    208        (25)        183
                                                          -----    -------     -------
Operating expenses:
  Research and development..............................    467        304         771
  Sales and marketing...................................     --        802         802
  General and administrative............................     --      1,810       1,810
  Amortization -- goodwill..............................    179      1,058       1,237
                                                          -----    -------     -------
          Total operating expenses......................    646      3,974       4,620
Loss from operations....................................   (438)    (3,999)     (4,437)
Interest and other income, net..........................     --        177         177
                                                          -----    -------     -------
Loss from continuing operations.........................   (438)    (3,822)     (4,260)
Loss from discontinued operations.......................     --     (1,209)     (1,209)
Gain on disposal of discontinued operations.............     --      5,433       5,433
                                                          -----    -------     -------
Net income/(loss).......................................  $(438)   $   402     $   (36)
                                                          =====    =======     =======

     Revenue. Revenue for Ingenuus remained relatively flat, $1.0 million in the quarter ended May 31, 2000, compared to $951,000 in the quarter ended August 31, 2000.

     Revenue from the EDA segment for the quarter ended August 31, 2000 was $260,000 derived from the sale of Verilux products.

     Cost of revenue. Cost of revenue for Ingenuus primarily represents the costs of products, personnel and other operating expenses incurred in the implementation phase of the Inbox product. Cost of revenue as a percentage of revenue decreased by 43% from 103% of revenue in the second quarter ended May 31, 2000 to 60% of revenue in the third quarter ended August 31, 2000. The decrease was due to the fact that the products sold by Inbox prior to being acquired by Ingenuus Corporation, were sold at large discounts. Inbox was also obligated to provide certain professional services associated with these sales at very low margins. Ingenuus had delivered these products, and satisfied the majority of outstanding professional services and obligations in the second quarter of fiscal 2000. We started selling more product at our targeted prices in the third quarter of fiscal 2000 and our gross margins increased accordingly.

     Research and development. Research and development expenses represent the cost of engineering personnel and other operating expenses incurred in the development and enhancement of our core technology. Research and development expenses for Ingenuus increased by 161% from $304,000 in the three months ended May 31, 2000 to $794,000 in the three months ended August 31, 2000. Research and development expenses as a percentage of revenue was 30% in the three months ended May 31, 2000 compared to 84% in the three months ended August 31, 2000. This increase in research and development expenses in the three months ended August 31, 2000 was primarily due to the fact that more effort was placed on the continued development of Ingenuus products.

     Research and development expenses for the EDA segment decreased by 62% from $467,000 in the three months ended May 31, 2000 to $177,000 in the three months ended August 31, 2000. The decrease in research and development expenses in the third quarter of fiscal 2000, compared with the second quarter of fiscal 2000, was primarily due to the sale of Chip & Chip.

     Sales and marketing. Sales and marketing expenses consist of salaries and commissions paid to internal sales and marketing personnel and sales representatives, promotional costs and related operating expenses.

Sales and marketing expenses for Ingenuus increased by 6% from $802,000 in the three months ended May 31, 2000, to $853,000 in the three months ended August 31, 2000. Sales and marketing expense as a percentage of revenue was 80% in the three months ended May 31, 2000 and 90% in the three months ended August 31, 2000. The absolute dollar increase in sales and marketing expenses in the three months ended August 31, 2000, compared with the three months ended May 31, 2000, was due to an increase in marketing expenses relating to promotion of our Ingenuus products.

     General and administrative. General and administrative expenses consist of salaries and expenses related to Executives, Corporate Finance, Legal and Human Resources departments. General and administrative expenses, decreased by 42% from $1.8 million in the three months ended May 31, 2000, to $1.0 million in the three months ended August 31, 2000. General and Administrative expenses as a percentage of revenue was 181% in the three months ended May 31, 2000 and 110% in the three months ended August 31, 2000. The absolute dollar decrease in general and administrative expenses in the three months ended August 31, 2000, compared with the three months ended May 31, 2000, was due to decreased professional fees, as well as a release in the allowance for doubtful accounts as one of the previously provided balances was collected.

     The Company also recorded $1.2 million in amortization expenses in the second and third quarters of fiscal 2000, due to acquisitions in the last two years.

     Interest, and other income net. Net interest and other income for Ingenuus increased 37% from $177,000 in the three months ended May 31, to $242,000 in the three months ended August 31, 2000.

     Foreign Currency. Balance sheet accounts of Ingenuus' foreign subsidiary in Japan are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Revenue, costs and expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from foreign exchange transactions are included in the statement of operations and were not significant during the period presented.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily from license, product and system maintenance revenues and the net proceeds of $71.9 million from its initial public offering of Common Stock in August 1998.

     Our operating activities utilized net cash of $11.6 million and $6.8 million in the nine-month period ended August 31, 2000 and August 31, 1999 respectively. Net cash used for operating activities in the first nine months of fiscal 2000 was mainly due to continuing and discontinued operational activities.

     Net cash used in investing activities was $10 million in the nine-month period ended August 31, 2000 compared to $4.4 million in the nine-month period ended August 31, 1999. Investing activities for the first nine months of fiscal 2000 consisted primarily of the investment in the Inbox Software Corporation of $7.6 million and net purchases of property and equipment of $2.4 million.

     Net cash provided by financing activities was $355,000 in the nine-month period ended August 31, 2000 mainly due to cash receipts from stock option exercises. In the nine month period ended August 31, 1999 the company utilized net cash of $843,000 mainly due to amounts paid to repurchase common stock.

     Net cash provided by the discontinued operations in the first nine months of fiscal 2000 was $7.0 million.

     At August 31, 2000, the Company had cash and equivalents of $9.6 million. As of August 31, 2000, we had an accumulated deficit of $64.8 million and working capital of $12.7 million.

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

     In connection with potential acquisitions, the failure to successfully and efficiently integrate new employees and operations of the acquired company with our existing employees and operations or to successfully manage an acquired company could materially adversely effect our business, operating results, and financial condition.

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

     The plaintiffs have re-noticed their motion for class certification, which is presently scheduled to be heard on November 14, 2000.

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

     The parties later stipulated that the plaintiffs would have additional time in which to file an amended complaint, as well as to re-notice a motion to compel the production of electronically-stored documents and records from Aspec, as well as to notice the deposition of a witness from Aspec to testify concerning the storage of such documents and records. The plaintiffs presently have until October 31, 2000 to file an amended complaint and re-notice the above-referenced motion and deposition.

     Other Lawsuits

     On September 23, 1999, a lawsuit entitled Lesley Nemeth v. Aspec Technology Inc., was filed in Superior Court, Santa Clara County, No. DC383204. Plaintiff is a former consultant to us who seeks in her complaint damages in the sum of $12,600 plus interest and attorney's fees. On November 23, 1999 the court ordered the matter to binding arbitration administered by the American Arbitration Association. Plaintiff filed her arbitration claim with the American Arbitration Association in March, 2000. An arbitrator has been appointed, and arbitration is scheduled for September 8, 2000. The arbitration date was suspended by the American Arbitration Association, and, as of this time, has not been rescheduled.

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

                                          INGENUUS CORPORATION.

                                          By:      /s/ RAYMOND GRAMMER
                                            ------------------------------------
                                                      Raymond Grammer
                                                  Chief Financial Officer

Date: October 13, 2000

                               INDEX TO EXHIBITS

EXHIBITS
--------
  27.1     Financial Data Schedule