Form 10-K
period 2000-11-30
INGENUUS CORP
filed 2001-02-28
CIK 1031911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000

                                        OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM           TO
                                        .

                              INGENUUS CORPORATION
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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------    --------------------------------------------
  Common Stock Par Value $0.001 Per Share                  NASDAQ National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on January 31, 2001, as reported by the Nasdaq National Market, was approximately $17 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the registrant's Common Stock on January 31, 2001 was 36,808,108.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be held on May 16, 2001 are incorporated by reference in Part III of this Form 10-K.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                     PART I
Item  1.  Business....................................................    3
Item  2.  Properties..................................................   11
Item  3.  Legal Proceedings...........................................   11
Item  4.  Submission of Matters to a Vote of Security Holders.........   14
                                    PART II
Item  5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   15
Item  6.  Selected Consolidated Financial Data........................   16
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
Item  8.  Financial Statements and Supplementary Data.................   26
Item  9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   52
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........   52
Item 11.  Executive Compensation......................................   52
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   52
Item 13.  Certain Relationships and Related Transactions..............   52
                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   53
SIGNATURES............................................................   55

     When used in this Report, the words "expects," "anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements, which include:

     -- statements concerning the timing of new product introductions;

     -- the functionality and availability of products under development; demand for or pricing of the Company's products;

     -- the percentage of export sales and

     -- sales to key customers; which may be subject to risks and uncertainties, including those set forth in Item 1 of Part I and in Item 7 of Part II hereof entitled "Other Factors Affecting Future Operating Results" and elsewhere in this Report, that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     During 2000, Ingenuus Corporation underwent a fundamental and rapid shift in business when it changed its name from Aspec Technology to Ingenuus Corporation ("the Company"), and sold its Semiconductor Intellectual Property
(SIP) business.

     The Company's SIP libraries consisted of logic functions based on gate array/embedded array or standard cell, I/Os and memories. SIP design tools included memory compilers, which allowed customers to generate memory libraries, as well as AdverPro software that managed the design process, provided an accurate timing function across Electronic Design Automation ("EDA") tools, and helped ensure compliance through proper design procedures.

     Along with the sale of its SIP libraries, the Company sold SIS Microelectronics Corporation ("SIS"), which had been acquired in April 1998 and had accounted for 34 percent of the Company's revenue in 1999. SIS delivered integrated system-level silicon solutions that combined the Company's extensive chip design experience with proprietary and partner intellectual property.

     The Company turned to EDA tools that would help engineers solve design problems. In late 1999, the Company purchased three research and development companies including Chip & Chip Inc. ("Chip & Chip"), Verilux Design Technology ("Verilux") and Novo Systems ("Novo") for their technology and expertise.

     Additionally, the Company purchased InBox Software, Inc. ("InBox"), a business-to-business software company that provided an automated product capable of managing document and engineering changes.

     In June 2000, the Company sold Chip & Chip and is currently attempting to sell Verilux.

     Using InBox and the power of the Internet, the Company retooled existing technology into the Manufacturing Change Manager(TM) ("MCM") solution that allows manufacturers to take control and command of the manufacturing change lifecycle. Today, all of the Company's energy is focused on MCM and complimentary new products. The Company's core competency is providing manufacturing centric, automated solutions that enable users to collaborate and share intellectual production and process data enterprise wide through the use of the Internet providing faster time to market.

INTRODUCING INGENUUS (2000 AND ONGOING)

THE NEW NAME

     It is our business philosophy that technology should be made simple, and not exist merely for its own sake. Therefore, our management team looked for a name that suggested "simple." "Ingenuus," the Latin synonym for simple, translates in part to the English word "ingenuous," which means "transparent, honest, simple."

CLIENTS AND PARTNERS

     Many world-class manufacturing companies have started to enjoy the benefits of taking control and command of the entire manufacturing process, such as:

     -  CIDCO Communications

     -  Eaton Automotive

     -  Elantec Semiconductor

     -  Hello Direct

     -  Invensys

     -  Lucent Technologies

     -  Mattson Technology

     -  Pericom Semiconductor

     -  Symmetricom

     We have established alliances with such top industry leaders as i2, Oracle and FileNet. In addition, we are a member of the Supply-Chain Council, an industry organization established in 1996 to create standards and improve supply chain processes among manufacturers, suppliers, distributors and retailers.

THE MARKET

     We are focusing on change management generally associated with Collaborative Product Commerce ("CPC"), a second-generation e-business strategy surrounding the entire lifecycle of a product.

     The audience for such software is discrete and process manufacturers who want to communicate with supply chains around the world in a whole new way. Traditionally, information along the manufacturing supply chain has remained internal, with parts and pieces being divided among various groups that make up the manufacturing process. Many of these companies use the Internet during the process, but only as a publishing medium.

ABOUT CPC AND C-COMMERCE

     Electronic Commerce, now globally accepted as e-commerce, is the electronic trade of goods and services. Over the past several years, e-commerce has enabled companies to conduct business online with secure and scalable order capture, management and routing. More and more people are using e-commerce to purchase products through the Internet.

     Electronic Data Interchange ("EDI"), or the electronic communication of business transactions between organizations, formed the foundation of e-commerce.

     Collaborative commerce, or c-commerce as it is commonly accepted throughout the world, is the second generation of e-commerce solutions, providing the value and power of its predecessor. While e-commerce focuses on cost reduction, c-commerce focuses on new revenue opportunities by building more innovative products to market faster than the competition.

     Collaborative Product Commerce ("CPC") is a class of software and services that uses internet technology to permit individuals, no matter what role they have in the commercialization of a product, no matter what computer-based tools they use, no matter where they are located geographically, or within the supply net, to collaboratively share intellectual data improving the development, manufacture and management of products throughout the entire life cycle. CPC delivers two primary benefits; it improves quality and capability by connecting islands or pockets of product knowledge into a single, extended experience base; and it collapses time and distance variables using the Internet to gain faster time to market.

INTRODUCING THE MANUFACTURING CHANGE MANAGER(TM)

     MCM handles the life cycle of changes initiated from almost any point in the supply chain, including:

     -  Customer change request/order ("CCR/CCO")

     -  Supplier change request/order ("SCR/SCO")

     -  Manufacturing change order ("MCO")

     -  ISO change request/order ("ICR/ICO")

     -  Engineering change request/order ("ECR/ECO")

     -  Variation change order ("VCO")

     -  Continuous Improvement Initiatives ("CII")

     -  Cost of change ("COC")

     With MCM, the manufacturing change process is automated, from start to finish. The process happens in real time over the Internet.

     MCM manages change from various sources, including manufacturers, suppliers, engineers, purchasers, quality control, ISO, customers, employee change requests and other types of change.

MCMS MAIN FEATURES

     The software employs the following main features:

     -  Smart Expediter(TM)

     -  BLAST(TM)

     -  Optiflex(TM)

     -  OmniTrac(TM)

     -  CostAnalyzer

SMART EXPEDITER -- INTELLIGENT CHANGE MANAGEMENT(TM)

     MCM's Smart Expediter feature allows manufacturers to become proactive rather than reactive by pushing and tracking manufacturing change orders through the global supply chain. Intelligent, self-directed and with the ability to understand relationships, Smart Expeditor virtually tracks and monitors information in the manufacturing process. This feature assures that everyone along the supply chain is accountable for their part in the manufacturing cycle.

     Smart Expediter numbers, archives and assigns changes and additions from all areas of the supply chain. It organizes and allows for change packets consisting of:

     -  Change requests and orders enterprise-wide

     -  Indentured bills of material

     -  Drawings

     -  3 D models

     -  Specifications

     -  Procedures

     -  Any data, documents, or information

     Unlike unilateral change orders that are often overlooked, miscommunicated or lost, Smart Expediter synchronizes change control by managing tasks of both inbound and outbound processes. The feature provides change "packets" rather than individual items. Smart Expediter knows where these packets of information should go, and when. For the first time participants downstream from the design engineers can electronically submit and route changes orders upstream to the engineering department, thus completing the change lifecycle.

     Smart Expediter is looking ahead to expose people and situations that may disrupt manufacturing schedules. Before an item becomes due, the Smart Expediter provides alerts and escalates overdue items up the organization up to nine times through the chain of command.

     In addition, Smart Expediter measures time in queue and time to complete, provides audit trails for ISO compliance, and allows for red line drawings and document changes on the factory floor, with electronic signature approval. It also provides ways for supply chain members to collaborate and communicating using:

     -  Web browsers

     -  E-mail

     -  Pagers

     -  Palm Pilots

     -  Digital appliances

BLAST(TM)

     Short for Bi-lateral, Auto-directional, Synchronized Tasking, BLAST directs the flow of change up and down the supply chain, enabling members of the manufacturing process to send and receive information in real time, from around the world. Information submitted by suppliers, manufacturers, customers and employees is automatically stored, processed and sent to the appropriate people who are accountable by the BLAST system to respond with approval or disapproval, and other appropriate feedback within a designated time.

OPTIFLEX(TM)

     Optiflex is flexible and adapts to existing flows and business cultures, allowing users to create and customize task flows specific for their processes.

     Optiflex guides the progress of change orders throughout the supply chain, alerting appropriate people when bottlenecks or interruptions occur, and highlighting recommendations for improving the flow of information.

     The drag-and-drop Optiflex feature provides control over the flow of information.

     Default task flows and pre-configured forms are provided so users can quickly get to work taking command and taking control of the manufacturing process.

OMNITRAC(TM)

     OmniTrac allows managers to track and view the progress of change at any point in the manufacturing process globally. Omnitrac reports, where the change is, how long the change has been there, acknowledges timing, and reports any issues holding up the process.

COSTANALYZER

     The CostAnalyzer feature is a dynamic materials disposition tool that delivers valuable business intelligence information by examining the cost of proposed changes in the manufacturing process. It also creates "what-if" models. Manufacturers, customers and all constituents of the supply chain can then identify cost-effective alternatives, plan ahead and optimize the process for implementing the change.

USING MCM FOR ISO 9000 CERTIFICATION

     MCM helps streamline the ISO 9000 certification process. ISO is a set of quality standards for every process in the design, production and distribution of products and services. ISO principles are summarized in the following three steps:

          1. Say what you intend to do about quality by establishing written procedures.

          2. Do what you say by following those written procedures.

          3. Document the process to prove compliance of written procedures.

     MCM generates ISO 9000 audit trails for the entire manufacturing process-tracking why, when, and how each change is made.

WHOLE SOLUTIONS VERSUS PARTIAL SOLUTIONS

     MCM goes beyond the simple post-and-notify e-mail hub solutions. For example, many companies allow product and process data in the manufacturing process to be posted to a File Transfer Protocol ("FTP") site. Using this method, it is up to individuals within the supply chain to visit the FTP site and download the information. No single group is tracking where the information is being stored, or how many people have downloaded the information.

     MCM shares basic features with other information management systems, including a vault for storing documents, revision control, access control, e-mail alerts and workflow/taskflow processes. One way that MCM differs from competitors is that it provides five basic solution templates, including:

          1. Engineering Change Request ("ECR")

          2. Engineering Change Order ("ECO")

          3. Manufacturing Change Order ("MCO")

          4. Document Change Request ("DCR")

          5. Document Change Order ("DCO")

     These five templates manage the entire lifecycle of a change, from a request, to an order, to distribution and application. These "out-of-the-box" solutions automate specific c-commerce business processes.

RISK

     Our future depends on our ability to enhance and expand the existing MCM product, and to introduce new products as technology allows. There is still no assurance that we will be successful in marketing the MCM product. We may also experience release delays, which are costly and can result in adverse financial conditions and possible litigation. Other possible risks include, but are not limited to:

     -  Failure of the Internet

     -  Manufacturers resistance to change

     -  Misappropriation of the Company's technology; copyright infringement

     -  Propriety rights issues

SALES, MARKETING AND CUSTOMER SUPPORT

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

     Our current customers for our products are principally located in North America and we expect potential sales growth in Europe and Asia. We employ skilled engineers and technical sales persons capable of serving the sophisticated needs of our customers, both locally and internationally. In addition to our direct sales and marketing efforts, we participate in industry trade shows and seminars to promote the adoption of our products.

CUSTOMERS

     MCM is not limited to bill of material based requirements. It can be utilized not only by discrete product manufactures, but also those in process industries such as semiconductor, pharmaceutical and chemical.

     Potential MCM customers can be found around the world, wherever manufacturing takes place. And though the MCM product has a global market, we will be focusing on large manufacturers and their suppliers in North America, who face global nightmares when dealing with change.

RISKS FOR INTERNATIONAL BUSINESS

     While we continue to market our products to the North America market, companies with divisions in foreign countries, or foreign companies may purchase our products and services. There are a number of risks inherent when dealing with foreign companies. Some of those risks include:

     -  Economic recessions and political instability

     -  Exchange rate fluctuations

     -  Extended accounts receivables and difficulty collecting

     -  Difficulty in managing both sales representatives and distributors

     -  Unexpected changes in regulatory requirements

     -  Reduced or limited protection for intellectual property rights

     -  Export license requirements and documentation

     -  Tariffs and possible adverse tax consequences.

RESEARCH AND DEVELOPMENT

     We believe that our future competitive position will depend in large part on our ability to quickly and cost effectively develop new products, maintain and enhance our current product line, technological maintain competitiveness and meet an expanding range of customer requirements. During fiscal 2000, 1999 and 1998, research and development expenses were $3.9, $0.3 million and $0 million, respectively. In fiscal year 2000, $2.7 million of research and development expenses were related to the Ingenuus products and $1.2 million was related to EDA products. We expect to continue to devote significant resources to our various engineering efforts. To date, all product development costs have been expensed as incurred. Our research and development efforts are focused on continued development of our Ingenuus and EDA products.

     Our products are subject to rapid technological change, frequent introductions of new products, changes in customer demands and requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, our future success will depend on our ability to continue to enhance our existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements and that keep pace with product introductions by our competitors. Any failure by us to anticipate or respond adequately to changes in technology or customer requirements, or any significant delays in product development or introduction, would have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be successful in our product development efforts, that we will not experience difficulties that could delay or prevent the successful development, introduction and sale of new or enhanced products or that such new or enhanced products will achieve market acceptance. We have in the past experienced delays in the release dates of certain of our products. If release dates of any new significant products or product enhancements are delayed, our business, operating results and financial condition would be materially adversely affected. We could also be exposed to litigation or claims from our customers in the event we do not satisfy our delivery commitments. There can be no assurance that any such claim will not have a material adverse effect on our business, operating results and financial condition. See "Other Factors Affecting Future Operating Results."

CONSULTING SERVICES

     While MCM is expected to be our main revenue source in 2001, professional service consultants will help clients define and refine internal change management processes, and help them better leverage their technology. Some professional services include:

     -  System architecture and design

     -  Ingenuus software installation and configuration

     - Enterprise Resource Planning ("ERP") integration. (ERP consists of large relational databases that generate data based on their own language.)

     -  Computer Aided Design ("CAD") integration

     -  Data conversion

     -  Product training

     Costs for these professional consulting services are fixed. The process involves a review of the total project, the development of a phased implementation schedule, and project planning specific to the client's environment.

MAINTENANCE SERVICES

Ingenuus Maintenance Services

     We offer standard support services, which include product updates, telephone and Internet support. Custom support services are also available, including standard support services plus technical management, application and educational services.

PROPRIETARY RIGHTS

Protection of Intellectual Property.

     We rely on a combination of copyright, trade secrets, confidentiality procedures and contractual procedures to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or obtain and use technology or other information that we regard as proprietary. There can also be no assurances that our intellectual property rights would survive a legal challenge to their validity or provide significant protection for us. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that we will be able to protect our proprietary technology against unauthorized third party copying or use, which could adversely affect our competitive position.

Possibility of Infringement Claims.

     We may from time to time receive notices from third parties claiming infringement by our products of third party patent and other intellectual property rights. We expect that software products will increasingly be subject to such claims as the number of products and competitors in our industry segments grow and the functionality of products overlaps. In addition, we expect to receive more patent infringement claims as companies increasingly seek to patent their software, especially in light of recent developments in the law that extend the ability to patent software. Regardless of its merit, responding to any such claim could be time-consuming, result in costly litigation and require us to enter into royalty and licensing agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations or financial position could be materially adversely affected.

COMPETITION

     Competition from companies that provide change management solutions that address only a portion of the change life cycle can come from various existing markets:

     -  Electronic Document Management companies such as Documentum and PC Docs

     - Product Data Management companies such as Windchill, Metaphase and MatrixOne

     -  Enterprise Resource Management companies such as SAP and Fourth Shift

     -  Supply Chain Management companies such as Ariba and Manugistics

EMPLOYEES

     As of November 30, 2000, we had 58 employees, including 15 in operations, 18 in research and development, 10 in sales and marketing and 15 in finance and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

EXECUTIVE OFFICERS

     Our executive officers and their ages as of November 30, 2000 are as follows:

                      NAME                        AGE                     POSITION
                      ----                        ---                     --------

CONRAD J. DELL'OCA(1)...........................  59    Chairman of the Board and Director

MICHAEL J. CARROLL(1)...........................  57    President and Chief Executive Officer and
                                                        Director

RAYMOND GRAMMER.................................  63    Chief Financial Officer

DOUGLAS E. KLINT................................  50    Vice President, Secretary, and General
                                                        Counsel

JOHN R. WALSH...................................  57    Vice President, Operations

RONALD K, BELL(2)(3)............................  57    Director

DAVID K. LAM(2)(3)..............................  57    Director

AL WILSON(2)(3).................................  68    Director

---------------

(1)  Member of the Option Committee

(2)  Member of the Compensation Committee

(3)  Member of the Audit Committee

BACKGROUND OF EXECUTIVE OFFICERS

     Conrad Dell'Oca has served as Chairman of the Board of the Company since February 1997. He also served as Chief Executive Officer and President from February 1992 to January 1999. From May 1981 to 1991, Mr. Dell'Oca was Vice President, Research and Development of LSI Logic Corporation ("LSI Logic"), a semiconductor manufacturer. Mr. Dell'Oca received a B.A.Sc. and M.A.Sc. in Engineering Physics and a Ph.D. in Electrical Engineering from the University of British Columbia.

     Michael J. Carroll has served as President and Chief Executive Officer and a Director of the Company since October 1999. From December 1994 to December 1998, Mr. Carroll served as Group President and Board member of the Preco Electronics Division of Preco, Inc., a manufacturing company. Mr. Carroll also served as President of Sensym, Inc., a subsidiary of British Tire and Rubber from July 1992 to December 1994 as well as President of Advanced Analog from 1984 to 1992. He previously held positions of General Manager, V.P. of Operations and V.P. of Sales with Intech and Silicon General. Mr. Carroll received a B.S. degree in Business and Industrial Management from San Jose State University in 1965.

     Douglas E. Klint has served as Vice President, Secretary and General Counsel of the Company since August 1998 and Vice President, Strategic Business Development since July 2000. Mr. Klint has also served as Acting President and Acting Chief Executive Officer from January 1999 to October 1999. From December 1994 to August 1998, Mr. Klint served as Vice President, Secretary and General Counsel of GateField Corporation, which develops and sells field programmable gate arrays. From December 1984 to December 1994, Mr. Klint served as Vice President, Secretary and General Counsel of Zycad Corporation, which developed and sold EDA hardware and software. Mr. Klint received a B.A. degree in Economics and Business Administration from Gustavus Adolphus College in Minnesota in 1972 and a Juris Doctor degree from the William Mitchell College of Law in 1976.

     Raymond Grammer has served as Chief Financial Officer of the Company since October 1999. From December 1997 to October 1999, Mr. Grammer served as Chief Financial Officer of Eclipse International, Inc., an intellectual property company. From June 1991 to December 1997, Mr. Grammer served as Chief Financial Officer of ICELabs, Inc., an electronics company. Mr. Grammer received his B.S. degree in 1959 from the University of Illinois.

     John R. Walsh has served as Vice President Operations, of the Company since October 1999. From October 1997 to October 1999, he served as President and Chief Executive Officer of Novo Systems Corporation. From February 1991 to October 1997, Mr. Walsh served as Vice President, Customer Support, of Zycad Corporation, a manufacturer of hardware accelerators.

     Ronald K. Bell has been a director of the Company since March 1999. Mr. Bell has served as Vice President, Communications Products of Micro Linear Corporation, an analog and mixed semiconductor company, since June 1999. From February 1998 to June 1999, Mr. Bell was Chief Executive Officer of Equator Technologies, Inc., a multimedia processor company. From October 1997 to 1998, Mr. Bell was Vice President, Engineering and Chief Operations Officer at Equator Technologies, Inc. From November 1995 to 1997, he was Vice President, Advanced Architecture and Consumer Products Divisions and General Manager, Consumer Products Division of LSI Logic. Mr. Bell received a B.S. in Electrical Engineering and a M.S. in Computer Science from the University of Utah.

     David K. Lam has served as director of the Company since August 1999. Mr. Lam has served as Chairman of the David Lam Group, a management-consulting firm for high growth technology companies, since 1988. Mr. Lam is currently a director of Integrated Telecom Express, Inc. and Tru-Si Technologies, Inc.

     Al Wilson has served as director of the Company since March 2000. Mr. Wilson has served as Chairman of the Board and Chief Executive Officer of Rutilus Software, Inc. since August 1998. From September 1995 to August 1998, Mr. Wilson served as Chief Operating Officer of Mylex Corporation, a data storage systems and service company. Mr. Wilson also served as Vice President and General Manager of Array Technology, a division of EMC Corporation, from May 1993 to September 1995.

     Officers serve at the discretion of the Board of Directors and are appointed annually. There are no family relationships between our directors or officers.

ITEM 2. PROPERTIES

     We occupy approximately 29,000 square feet of office space in Sunnyvale, California, pursuant to a lease that expires in November 2001. We also lease sales offices in Tokyo Japan, North Carolina, New Jersey and Minnesota. We believe that our existing facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

SUPERIOR COURT FOR THE STATE OF CALIFORNIA

CLASS ACTION LAWSUITS

     On July 1, 1998, a class action lawsuit, Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037 ("the Jonas Complaint"), was filed in the Superior Court for the State of California, County of Santa Clara. The Jonas Complaint alleged that Aspec Technology, Inc. (the "Company") and certain of its officers, directors and the underwriters of the Company's initial public offering, violated California Corporations Code Sections 25400 and 25500, and California Business and Professions Code Sections 17200 and 17500 by making false and misleading statements about the Company's financial condition. The action was purportedly brought on behalf of all persons who purchased the Company's stock during the period from April 28, 1998 through June 25, 1998. On July 2, 1998, July 27, 1998, and August 17, 1998, three additional complaints were filed in state court against the Company and certain of its officers, directors, entitled respectively, William Neuman, et al. v. Aspec Technology, Inc., et al., No. CV-775089 ("the Neuman Complaint"); Martin L. Klotz, on behalf of the Martin Klotz Defined Benefit Profit Sharing Plan, et al. v. Aspec Technology, Inc., et al., No. CV-775591 ("the Klotz Complaint"); Glen O. Ressler and Thelma M. Ressler, et al., v. Aspec Technology, Inc., et al. No. CV-776065 ("the Ressler Complaint"). In addition to alleging the same violations of the Corporations Code as the three other complaints, the Klotz Complaint also alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933, and a class period of April 28, 1998 through June 30, 1998. The complaints sought unspecified damages. A fifth similar complaint, filed in federal court, was later dismissed.

     On January 29, 1999, the plaintiffs consolidated the pending class action cases and filed a Consolidated Amended Complaint, styled Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037. The

Consolidated Amended Complaint, purportedly brought on behalf of all persons who purchased the Company's stock between April 27, 1998 and June 30, 1998, alleges that the Company and certain of its officers and directors, as well as its underwriters, violated Sections 25400 and 25500 of the California Corporations Code, and Sections 11 and 15 of the Securities Act of 1933 (except as to the underwriters). On June 7, 1999, the Company and certain of the individual defendants ("the Aspec Defendants") filed demurrers to the Consolidated Complaint. On June 9, 1999, the plaintiffs filed a motion for summary adjudication of their claims against the Company under Section 11 of the Securities Act. The plaintiffs also moved to certify a plaintiff class.

     On August 26, 1999, the court heard argument on the defendants' demurrers. The court sustained the demurrers in part and overruled them in part. Specifically, the court held that the plaintiffs had not pleaded their claims under California Corporations Code Section 25400 with sufficient particularity and granted plaintiffs leave to amend this claim. The court overruled the defendants' demurrers to the Section 11 claim. Thereafter, plaintiffs withdrew their motion for summary adjudication. Plaintiffs filed their First Amended Class Action Complaint, under seal, on October 18, 1999.

     On January 11, 2000, the defendants filed demurrers to Count I of the First Amended Complaint which alleged claims under California Corporations Code Sections 25400/25500. The Aspec Defendants demurred to Count I on the basis that plaintiffs had not pleaded facts demonstrating that the defendants had acted with scienter. The Aspec Defendants also moved to strike certain allegations in the complaint. The motions were fully briefed, and the court heard oral arguments on defendants' demurrers and motion to strike, and plaintiffs' motion for class certification on February 24, 2000. The court overruled the defendants' demurrers, denied the motion to strike and took the motion for class certification under submission. Thereafter, on March 13, 2000, the Aspec Defendants answered the plaintiffs' unverified complaint, generally denying all allegations and asserting affirmative defense.

     On March 16, 2000, the court certified a plaintiff class and appointed Representative Plaintiffs. On that same date, the court found, sua sponte, that the case is complex, and pursuant to a pilot program implemented in the Superior Court for Santa Clara County, assigned it to a single judge for all purposes. The Representative Plaintiffs thereafter re-noticed their motion for summary adjudication of the Section 11 claim: however, that motion has not been heard.

     On or about December 1, 2000, the Aspec Defendants, the underwriter, Representative Plaintiffs and non-party Deloitte & Touche LLP, the Company's former auditor, executed a Memorandum of Understanding, with the objective of settling the class action litigation. Although the settlement is not final, and is subject to preliminary and final court approval, the agreement calls for the Company (now known as Ingenuus Corporation) to pay $1.4 million into the settlement fund and upon final approval of the settlement by the court, to issue
1.75 million shares of Common Stock to the plaintiff class.

DERIVATIVE LAWSUIT

     Certain of the Company's current and former officers, directors and shareholder entities were also named as defendants in a derivative lawsuit styled Linda Willinger, IRA, et al. v. Conrad Dell'Oca et al., No. CV-778007, filed on November 12, 1998, in the Superior Court of Santa Clara County. The derivative action alleges facts similar to those in the class action and also alleges that certain of the directors caused the Company to conduct the initial public offering in order to redeem certain preferred stock. The Company filed a demurrer to that Complaint on June 8, 1999 on behalf of certain of the officer and director defendants and the Company, which has been named as nominal defendant, ("the Aspec Derivative Defendants"). Thereafter, the Derivative Plaintiffs requested that the Aspec Derivative Defendants' assent to the dismissal of their complaint and the filing of an amended complaint. Derivative Plaintiffs filed their First Amended Shareholders' Derivative Complaint on September 2, 1999.

     The Aspec Derivative Defendants demurred to that complaint on November 12, 1999, on the basis that the nominal plaintiffs had failed to make a demand on the Board of Directors before filing the derivative lawsuit, and that they had also failed to plead sufficient facts to excuse a pre-suit demand. After the matter was fully briefed, the court heard argument on January 25, 2000. On January 27, 2000, the court sustained the Aspec Derivative Defendants' demurrers with sixty days leave to amend.

     The parties later stipulated that the plaintiffs would have additional time in which to file an amended complaint, as well as to re-notice a motion to compel the production of electronically-stored documents and records from the Company and to notice the deposition of a witness from the Company to testify concerning the storage of such documents and records.

     On or about December 1, 2000, certain of the Aspec Derivative Defendants, including nominal defendant, the Company, the plaintiffs, and non-party Deloitte & Touche LLP, the Company's former auditor, executed a Memorandum of Understanding, with the objective of settling the derivative litigation. Although the settlement is not final, and is subject to preliminary and final court approval, the Company has agreed to make certain changes to its Audit Committee Charter, and to pay $395,000 in plaintiff's legal fees and expenses.

     On February 23, 2001, at a hearing before Judge Conrad Rushing, the parties advised the Court that they had reached agreement on a Stipulation of Settlement, which they provided to the Court. The settlement would fully and finally settle and resolve the derivative litigation, including a dismissal of the action with prejudice as to all defendants. The Stipulation requires the Company to pay the derivative plaintiffs' attorneys' fees in the amount of $395,000, as well as to make certain changes to the Company's audit committee charter. Upon the effective date, which includes the occurrence of the effective date of a separate Stipulation of Settlement to be agreed upon and approved by the Court in the Class Action, the parties to the Stipulation in the derivative litigation will release one another from claims arising from or relating to the derivative action, as set forth in the Stipulation. At this time, the Company cannot be certain whether the Court will enter the Judgment and Order in the form proposed by the parties.

OTHER LITIGATION

     On June 21, 1999, a lawsuit entitled Cadabra Design Technology, Inc. v. Aspec Technology, Inc., No. CV-782691, was filed in the Superior Court, County of Santa Clara. Plaintiff's complaint sought damages in excess of $1 million for an alleged breach of a commercial software licensing agreement entered into by Cadabra Design Technology, Inc. ("Cadabra") and the Company on or about August 18, 1998. On August 6, 1999, the Company answered the complaint -- denying liability and asserting various affirmative defenses -- and filed a cross-complaint seeking damages according to proof and equitable relief for breach of contract, conversion, and negligent misrepresentation on the part of Cadabra. On February 16, 2000, the parties executed a Settlement Agreement and General Release in the case, pursuant to which the Company paid Cadabra $600,000 in full and final satisfaction of all claims related to the parties' software licensing agreement. On March 1, 2000, the case was dismissed in accordance with the parties Settlement Agreement.

     Aspec Technology, Inc. v. Compaq Computers, Inc. was filed on December 28, 1998 in the Superior Court of California, Santa Clara County, No. CV778943. By the Company's complaint, they sought to collect the principal sum of $403,344, plus interest, attorney's fees and costs, from Compaq, alleging that Compaq had breached a contract to purchase certain of the Company's library software. Compaq filed a counter claim alleging that the Company had breached the contract by failing to deliver in functional form the promised software on the schedule promised, as well as alleging fraudulent misrepresentation relating to the contract. The counter claim alleges unspecified damages in excess of $25,000. A settlement was entered into under which Compaq paid the Company $185,000. Dismissals of the lawsuit have been filed with the court by all parties.

     On September 23, 1999, a lawsuit entitled Lesley Nemeth v. Aspec Technology Inc., was filed in Superior Court, County of Santa Clara No. DC 383204. Plaintiff is a former consultant to the Company who seeks in her complaint damages in the sum of $12,600 plus interest and attorney's fees. On November 23, 1999 the court ordered the matter to binding arbitration administered by the American Arbitration Association ("AAA"). Plaintiff filed her arbitration claim with the AAA on or about March 2, 2000. An arbitrator was appointed, and the arbitration was scheduled for September 8, 2000. The arbitration date was suspended by the AAA, and, as of this time has not been rescheduled. The court case was dismissed by the court for failure by the plaintiff to appear at an arbitration review conference. Plaintiff has filed a motion to vacate the dismissal.

NASDAQ INQUIRY

     On September 4, 1998, the Company received an informal request for information from the NASDAQ Listing Investigations Staff. NASDAQ requested information concerning the Company's financial accounting and internal controls. The Company has provided information in response to the informal inquiry. NASDAQ held a de-listing inquiry on December 17, 1998 at which the Company appeared through counsel and provided information. As of February 25, 1999, the NASDAQ determined that the Company would remain listed on the NASDAQ.

     On December 19, 2000, the Company received notice from NASDAQ that the Company's Common Stock had failed to maintain a minimum bid price of $1.00 over the prior thirty (30) consecutive trading days as required by Market Place Rule 4450(a)(5) (the "Rule"). The Company has until March 19, 2001 to regain compliance with the Rule or the Company's Common Stock may be delisted with NASDAQ. Regaining compliance requires, in part, that the Company's Common Stock trade at or above the $1.00 minimum price for ten (10) consecutive days. To date, the company has not regained compliance.

SEC INQUIRY

     In January 1999, the Company received an informal inquiry from the Securities and Exchange Commission ("SEC") Staff that the Company believes relates to the restatement of the Company's financial statements in 1998. The Company provided information in response to the SEC requests through March 1999 and has received no inquiries from the SEC since that time.

     Certain provisions of the Company's Certificate of Incorporation and indemnification agreements between the Company and its officers require the Company to advance to such officers ongoing legal expenses of defending the above lawsuits and may require the Company to indemnify them against judgments rendered on certain claims. The Company may incur significant legal expenses on its behalf and on behalf of such officers in connection with this litigation. In addition, defending this litigation has resulted, and will likely continue to result, in the diversion of management's attention from the day to day operations of the business. There can be no assurance that this stockholder litigation will be resolved in the Company's favor. An adverse result, settlement or prolonged litigation would have a material adverse effect on the business, financial condition, results of operations or cashflows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET FOR COMMON STOCK

     Our Common Stock has been quoted on the Nasdaq National Market since our initial public offering in April 1998. Prior to such date, there was no public market for the Common Stock. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share for the Common Stock as reported on the Nasdaq National Market. These prices are over-the-counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Our Common Stock is currently quoted under the symbol "INGE."

                                                              FISCAL YEAR ENDED
                                                              NOVEMBER 30, 2000
                                                              ------------------
                                                               HIGH        LOW
                                                              ------      ------
Fourth quarter (from September 1, 2000 to November 30,
  2000).....................................................  $1.88       $0.50
Third quarter (from June 1, 2000 to August 31, 2000)........   2.44        1.19
Second quarter (from March 1, 2000 to May 31, 2000).........   8.56        1.13
First quarter (from December 1, 1999 to February 28,
  2000).....................................................   5.44        2.31

                                                              FISCAL YEAR ENDED
                                                              NOVEMBER 30, 1999
                                                              ------------------
                                                               HIGH        LOW
                                                              ------      ------
Fourth quarter (from September 1, 1999 to November 30,
  1999).....................................................  $2.06       $0.78
Third quarter (from June 1, 1999 to August 31, 1999)........   1.00        0.56
Second quarter (from March 1, 1999 to May 31, 1999).........   1.47        0.66
First quarter (from December 1, 1998 to February 28,
  1999).....................................................   2.16        1.13

     On January 31, 2001, the Company's stock closed at $0.50.

HOLDERS OF RECORD

     As of February 26, 2001, there were approximately 1,435 beneficial holders of our Common Stock.

DIVIDENDS

     We have never declared or paid cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     On September 1, 1999, in connection with our acquisition of Chip & Chip, we issued an aggregate of 2,000,000 shares of our Common Stock to the Chip & Chip shareholders. The shares were issued pursuant to Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended.

     On September 1, 1999, in connection with our acquisition of Verilux, we issued an aggregate of 2,127,400 shares of our Common Stock to the Verilux shareholders. The shares were issued pursuant to Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended.

     On October 20, 1999, in connection with our acquisition of Novo, we issued an aggregate of 1,600,000 shares of our Common Stock to the Novo shareholders. The shares were issued pursuant to Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended.

     On December 3, 1999, in connection with our acquisition of InBox, we issued 1,205,866 shares of our Common Stock to the InBox shareholders. The shares were issued pursuant to Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                  FISCAL YEAR ENDED NOVEMBER 30,
                                     --------------------------------------------------------
                                       2000        1999        1998        1997        1996
                                     --------    --------    --------    --------    --------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME
  DATA:
Revenues:
  Product..........................  $  1,664    $     --    $     --    $     --    $     --
  Service..........................     1,803         170          --          --          --
                                     --------    --------    --------    --------    --------
     Total revenues................     3,467         170          --          --          --
                                     --------    --------    --------    --------    --------
Cost of revenues:
  Product..........................       269          --          --          --          --
  Service..........................     2,201          94          --          --          --
                                     --------    --------    --------    --------    --------
     Total cost of revenues........     2,470          94          --          --          --
                                     --------    --------    --------    --------    --------
  Gross profit.....................       997          76          --          --          --
                                     --------    --------    --------    --------    --------
  Operating expenses:
     Research and development......     3,881         313          --          --          --
     Sales and marketing...........     2,793          --          --          --          --
     General and administrative....     7,170       5,490       4,206       2,363       1,994
     Legal settlement..............     2,670          --          --          --          --
     Write-off of purchased
       technology..................       925       3,097          --          --          --
     Amortization of goodwill and
       other intangible assets.....     4,866         240          --          --          --
     Impairment of intangible
       assets......................       571          --          --          --          --
                                     --------    --------    --------    --------    --------
     Total operating expenses......    22,876       9,140       4,206       2,363       1,994
                                     --------    --------    --------    --------    --------
  Loss from operations.............   (21,879)     (9,064)     (4,206)     (2,363)     (1,994)
  Equity losses from joint
     venture.......................       (67)       (574)         --          --          --
  Impairment of investment in Slim
     Technology....................    (1,688)         --          --          --          --
  Interest income, net.............       722       1,610       1,614         173         310
                                     --------    --------    --------    --------    --------
  Loss from continuing
     operations....................   (22,912)     (8,028)     (2,592)     (2,190)     (1,684)
  Income (loss) from discontinued
     operations (net of income
     taxes)........................    (2,693)    (18,270)     (3,942)      3,149       4,142
  Gain on disposal of discontinued
     operations....................     4,434          --          --          --          --
                                     --------    --------    --------    --------    --------
  Net income (loss)................   (21,171)    (26,298)     (6,534)        959       2,458
  Accretion of redeemable preferred
     stock.........................        --          --       4,328         823         392
                                     --------    --------    --------    --------    --------
  Income (loss) attributable to
     common stockholders...........  $(21,171)   $(26,298)   $(10,862)   $    136    $  2,066
                                     ========    ========    ========    ========    ========
  Diluted earnings (loss) per
     share.........................  $  (0.58)   $  (0.91)   $  (0.43)   $   0.01    $   0.09
                                     ========    ========    ========    ========    ========
  Diluted average shares
     outstanding...................    36,292      28,831      25,258      22,585      22,397
                                     ========    ========    ========    ========    ========

                                                  FISCAL YEAR ENDED NOVEMBER 30,
                                     --------------------------------------------------------
                                       2000        1999        1998        1997        1996
                                     --------    --------    --------    --------    --------
                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital..................    13,173    $ 19,646    $ 43,068    $  3,077    $  3,544
  Total assets.....................    38,454      45,759      70,463      14,905      15,866
  Long term obligations............       219         324       1,052          --          --
  Redeemable Preferred Stock.......        --          --          --      14,168      13,345
  Redeemable Common Stock..........        --          --          --       7,116       7,116
  Total stockholders' equity
     (deficiency)..................    29,986      35,941      58,775     (13,859)    (14,223)

---------------

(1) See Note 16 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This section -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and include various risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below and under "Other Factors Affecting Future Operating Results."

COMPANY OVERVIEW

     Ingenuus Corporation ("the Company"), a Delaware corporation, was incorporated in 1991 as Aspec Technology, Inc. as a Semiconductor Intellectual Property ("SIP") business. Until fiscal 2000, the Company derived primarily all of its revenues from its SIP business. During fiscal 2000, the Company disposed of its SIP business for $11.3 million and recorded a gain on disposal of discontinued operations of $4.4 million.

     In September 1999, the Company purchased Verilux Design Technology, Inc ("Verilux") and Chip & Chip, Inc. ("Chip & Chip"), two start up companies developing Electronic Design Automation ("EDA") tools for the semiconductor industry.

     In October 1999, the Company also purchased Novo Systems Corporation ("Novo"), a company providing maintenance services to the semiconductor industry and also engaged in the development of EDA tools.

     In December 1999, the Company purchased InBox Software Inc., a company providing business to business collaborative commerce software solutions for manufacturers.

     During fiscal 2000, the Company entered into an agreement to sell the Chip & Chip business to the management of Chip & Chip, for a price of $2.58 million, payable over two years. This transaction will be accounted for as a divestiture when payment is complete (see footnote 9 in the financial statements).

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statement of operations data in thousands of dollars and as a percentage of revenue:

                              INGENUUS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                       FISCAL YEAR ENDED NOVEMBER 30,
                                                       ---------------------------------------------------------------
                                                                    2000                             1999
                                                       ------------------------------   ------------------------------
                                                       INGENUUS     EDA       TOTAL     INGENUUS     EDA       TOTAL
                                                       --------   --------   --------   --------   --------   --------
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
  Product............................................  $ 1,127    $    537   $  1,664   $    --    $     --   $     --
  Service............................................    1,803          --      1,803       170          --        170
                                                       --------   --------   --------   --------   --------   --------
      Total revenues.................................    2,930         537      3,467       170          --        170
                                                       --------   --------   --------   --------   --------   --------
Cost of revenues:
  Product............................................      204          65        269        --          --         --
  Service............................................    2,201          --      2,201        94          --         94
                                                       --------   --------   --------   --------   --------   --------
      Total cost of revenues.........................    2,405          65      2,470        94          --         94
                                                       --------   --------   --------   --------   --------   --------
  Gross profit.......................................      525         472        997        76          --         76
                                                       --------   --------   --------   --------   --------   --------
  Operating expenses:
    Research and development.........................    2,645       1,236      3,881        --         313        313
    Sales and marketing..............................    2,793          --      2,793        --          --         --
    General and administrative.......................    7,170          --      7,170     5,490          --      5,490
    Legal settlement.................................    2,670          --      2,670        --          --         --
    Write-off of purchased technology................      925          --        925       630       2,467      3,097
    Amortization of goodwill and other intangible
      assets.........................................    4,357         509      4,866        64         176        240
    Impairment of intangible assets..................      571          --        571        --          --         --
                                                       --------   --------   --------   --------   --------   --------
      Total operating expenses.......................   21,131       1,745     22,876     6,184       2,956      9,140
                                                       --------   --------   --------   --------   --------   --------
  Loss from operations...............................  (20,606)     (1,273)   (21,879)   (6,108)     (2,956)    (9,064)
  Equity losses from joint venture...................      (67)         --        (67)     (574)         --       (574)
  Impairment of investment in Slim Technology........   (1,688)         --     (1,688)       --          --         --
  Interest and other income, net.....................      659          63        722     1,610          --      1,610
                                                       --------   --------   --------   --------   --------   --------
  Loss from continuing operations....................  (21,702)     (1,210)   (22,912)   (5,072)     (2,956)    (8,028)
  Loss from discontinued operations (net of income
    taxes of $0 and $41 in 2000 and 1999
    respectively)....................................   (2,693)         --     (2,693)  (18,270)         --    (18,270)
  Gain on disposal of discontinued operations........    4,434          --      4,434        --          --         --
                                                       --------   --------   --------   --------   --------   --------
  Net loss...........................................  $(19,961)  $ (1,210)  $(21,171)  $(23,342)  $ (2,956)  $(26,298)
                                                       ========   ========   ========   ========   ========   ========

                              INGENUUS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (PERCENTAGE OF REVENUE)

                                                                        FISCAL YEAR ENDED NOVEMBER 30,
                                                        ---------------------------------------------------------------
                                                                     2000                             1999
                                                        ------------------------------   ------------------------------
                                                        INGENUUS     EDA       TOTAL     INGENUUS     EDA       TOTAL
                                                        --------   --------   --------   --------   --------   --------
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenue
  Product............................................        38%        100%        48%        0%          0%         0%
  Service............................................        62          --         52       100          --        100
                                                        --------   --------   --------   --------   --------   --------
    Total revenues...................................       100         100        100       100          --        100
                                                        --------   --------   --------   --------   --------   --------
Cost of Revenue
  Product............................................         7          12          8         0          --         --
  Service............................................        75           0         63        55          --         55
                                                        --------   --------   --------   --------   --------   --------
    Total cost of revenues...........................        82          12         71        55          --         55
                                                        --------   --------   --------   --------   --------   --------
    Gross profit.....................................        18          88         29        45          --         45
                                                        --------   --------   --------   --------   --------   --------
  Operating expenses:
    Research and development.........................        90         230        112        --          --        184
    Sales and marketing..............................        95          --         81        --          --         --
    General and administrative.......................       245          --        207     3,229          --      3,229
    Legal settlement.................................        91          --         77        --          --         --
    Write-off of purchased technology................        32          --         27       371          --      1,822
    Amortization of goodwill and other intangible
      assets.........................................       149          95        140        38          --        141
    Impairment of intangible assets..................        19          --         16        --          --         --
                                                        --------   --------   --------   --------   --------   --------
      Total operating expenses.......................       721         325        660     3,638          --      5,376
                                                        --------   --------   --------   --------   --------   --------
  Loss from operations...............................      (703)       (237)      (631)   (3,593)         --     (5,331)
  Equity losses from joint venture...................        (2)         --         (2)     (338)         --       (338)
  Impairment of investment in Slim Technology........       (58)         --        (49)       --          --         --
  Interest and other income, net.....................        23          12         21       947          --        947
                                                        --------   --------   --------   --------   --------   --------
  Loss from continuing operations....................      (740)       (225)      (661)   (2,984)         --     (4,722)
  Loss from discontinued operations (net of income
    taxes of $0 and $41 in 2000 and 1999,
    respectively)....................................       (92)         --        (78)  (10,747)         --    (10,747)
  Gain on disposal of discontinued operations........       151          --        128        --          --         --
                                                        --------   --------   --------   --------   --------   --------
  Net loss...........................................      681%        (225)%     (611)% (13,731)%        --    (15,469)%
                                                        ========   ========   ========   ========   ========   ========

     As of November 30, 2000, the Company operated in two segments, Ingenuus and EDA. The Ingenuus segment includes the business to business collaborative commerce solutions related to Inbox, as well as the hardware and software maintenance services related to Novo. The EDA segment includes the development and sale of software tools for Electronic Design Automation, related to Chip & Chip and Verilux. EDA is treated as a separate segment since EDA has separate financial information which is reported directly to the chief operating decision maker.

     The consolidated results for the fiscal year ended November 30, 1999, include the results of Verilux and Chip & Chip since their acquisition on September 2, 1999. The results of Novo are included for the period from October 20, 1999 through fiscal year ended November 30, 1999.

     The activities of Verilux and Chip & Chip involved R&D expenditures.

     Novo activities for the period from October 20, 1999 through fiscal year ended November 30, 1999, mainly involved activities surrounding Zycad hardware and software maintenance support.

     Revenues. Product revenue for the Ingenuus segment primarily consisted of engineering and manufacturing change management software licenses sold to manufacturing companies. Service revenue for the Ingenuus segment primarily consisted of Novo maintenance services for third party hardware and software products. Product revenue for our EDA segment primarily consisted of software license sold to semiconductor companies.

     Revenue for the Ingenuus segment increased from $0.2 million in fiscal 1999 to $2.9 million in fiscal 2000. This increase was primarily attributable to the acquisition of Novo in October 1999 and InBox in December 1999.

     Revenue from our EDA business for the period since the date of the acquisitions through fiscal year ended November 30, 2000 was $0.5 million derived from sales of Verilux products.

     International revenue for the Company accounted for 42% of revenue in fiscal 2000.

     Cost of revenues. Cost of revenues primarily consists of commissions paid to third parties on the sales of our software products, as well as the personnel costs and related cost of professional services and customer service departments. Cost of revenues for the Ingenuus segment increased from $0.1 million in fiscal 1999 to $2.4 million in fiscal 2000 as a result of our increased revenue. Cost of revenue as a percentage of revenue was 55% and 82% in fiscal 1999 and fiscal 2000, respectively. Cost of revenue for the EDA segment was immaterial.

     Research and development. Research and development expenses represent the cost of engineering personnel and other expenses incurred in the development and enhancement of our core technology and products. Research and development expenses for the Ingenuus segment increased from $0 in fiscal 1999 to $2.6 million in fiscal 2000. Research and development expense as a percentage of revenue was 90% in fiscal 2000. The increase in research and development expense was primarily due to the acquisition of InBox in December 1999 and the continuous development of new software products. We expect research and development expense to increase in absolute dollars in fiscal 2001.

     Research and development expense for the EDA business increased from $0.3 million in fiscal 1999 to $1.2 million in fiscal 2000. The increase in research and development expense was primarily due to the acquisition of Verilux and Chip & Chip in the fourth quarter of fiscal 1999.

     Sales and marketing. Sales and marketing expenses consist of salaries and commissions paid to internal sales and marketing personnel and sales representatives, promotional costs and related operating expenses. Sales and marketing expenses for the Ingenuus segment increased from $0 in fiscal 1999 to $2.8 million in fiscal 2000 due to the acquisition of InBox and continued expansion of sales and marketing efforts for our business to business collaborative commerce software.

     There were no sales and marketing expenses for the EDA business in either fiscal 1999 or 2000.

     General and administrative. General and administrative expenses for the Ingenuus segment include all corporate, general and administrative expenses. These costs increased from $5.5 million in fiscal 1999 to $7.2 million in fiscal 2000. The increase in general and administrative expenses was due to increased legal fees resulting from the lawsuits, as well as an increase in personnel costs.

     Legal Settlement. During fiscal 2000, the Company executed a Memorandum of Understanding for the settlement of the class-action lawsuit related to Aspec Technology, subject to Court approval. The corresponding cost of $2.7 million has been accrued in the year.

     Write-off of purchased technology. The $3.1 million write-off of purchased technology in fiscal 1999 related to the acquisitions of Novo, Chip & Chip, and Verilux. The $0.9 million charge in fiscal 2000 relates to the acquisition of InBox.

     Amortization of goodwill and other intangible assets. The increase by $4.6 million in the amortization of goodwill and other intangible assets, from fiscal 1999 to fiscal 2000, relates to the acquisition of Novo, Chip & Chip, Verilux and InBox, made between September 1999 and December 1999. Goodwill and other intangible assets are amortized over periods ranging from 2 to 5 years.

     Impairment of intangible assets. As a result of the discontinuation of a certain development project, the Company recorded an impairment charge of $0.6 million in fiscal 2000 related to the Novo technology.

     Impairment of investment in Slim Technology. In fiscal 2000, management assessed that there had been a permanent decline in the value of the investment in Slim Technology and an impairment charge of $1.7 million was recorded.

     Interest income, net. Net interest income for Ingenuus decreased by 55% from $1.6 million in fiscal 1999 to $0.7 million in fiscal 2000. Net interest income for the EDA business increased slightly in fiscal 2000.

     Foreign Currency. Balance sheet accounts of Novo's foreign subsidiary in Japan are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Revenue, costs and expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from foreign exchange transactions are included in the statement of operations and were not significant during the periods presented.

     Provision for income taxes. The provision for income taxes was $0, $41,000 and $264,000 in fiscal 2000, 1999 and 1998 respectively. These provisions are reflected as part of the loss from discontinued operations as they relate to the SIP business. The Company has taken a valuation allowance on the full amount of the net operating loss carryforwards and its other net deferred tax assets since it is likely the benefit will not be realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily from license revenue and the net proceeds of $71.9 million from the initial public offering of Common Stock in May 1998.

     Our operating activities utilized net cash of $13.3 million, $10.2 million, and $2.1 million in fiscal 2000, 1999, and 1998, respectively. Net cash used in fiscal 2000, 1999 and 1998 was due to the significant net losses incurred.

     Net cash used in investing activities was $2.3 million, $6.3 million, and $11.4 million in fiscal 2000, 1999, and 1998 respectively. Investing activities included continued acquisitions and purchases of software licenses and equipment. Net cash used in fiscal 2000 included $7.6 million for the acquisition of InBox, which was offset by $7.5 million received from the sale of our SIP business. We expect to receive an additional $3.8 million during fiscal 2001, corresponding to the remaining installments due to the Company for the sale of its SIP business. Net cash used in fiscal 1999 includes $2.3 million for the purchase of a 40% interest in Slim Technology.

     Net cash provided by financing activities was $0.6 million and $53.5 million in fiscal 2000, and fiscal 1998 respectively. Net cash utilized by financing activities was $2.2 million in fiscal 1999. In fiscal 1998, financing activities consisted primarily of the sale of our Common Stock in our initial public offering. In fiscal 1999, cash utilized in financing activities consisted primarily of the purchase of Treasury Stock.

     At November 30, 2000, we had cash and equivalents of $8.8 million. As of November 30, 2000, we had a retained deficit of $74.6 million and working capital of $13.2 million. We anticipate approximately $0.8 million for capital expenditures over the next 12 months.

     We have suffered recurring losses in fiscal 2000, 1999 and 1998. Our continued existence is dependent on our ability to achieve profitable operations. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including:

     -- the costs and timing of our product development efforts and the success of these development efforts,

     -- the costs and timing of our sales and marketing activities,

     -- the extent to which our existing and new products gain market acceptance,

     -- competing technological and market developments,

     -- the costs involved in maintaining and enforcing patent claims and other intellectual property rights,

     -- other factors.

     Based on our budget, we believe that our current cash and investment balances together with any cash generated from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. We may require additional funds in the future and there is a risk that financing may not be on terms favorable to us, if available at all.

OTHER FACTORS AFFECTING FUTURE OPERATING RESULTS

POSSIBLE CHALLENGES TO SUCCESS

Future success of the MCM product

     We formally introduced in January 2001 Manufacturing Change Manager(TM) ("MCM"), a software program that allows all members of the manufacturing supply chain to communicate and collaborate using the Internet as a fully integrated and automated system.

     Our future depends on our ability to enhance and expand the existing MCM product, and to introduce new products as technology allows. There is still no assurance that we will be successful in marketing the MCM product. We may also experience release delays that are costly and can result in adverse financial conditions and possible litigation. Other possible risks include, but are not limited to:

     -  Failure of the Internet

     -  Manufacturers resisting change

     - Companies and customers being strapped for cash due to inflation or other economic shifts

     - Miscalculating the need for the MCM product. Manufacturers may not be ready to enjoy the benefits of a fully automated system.

     -  Misappropriation of Company's technology; copyright infringement

     - Diversion of resources due to litigation, including propriety rights issues

Competition

     We must get the product in the marketplace before the competition provides a similar whole solution. If a competitor with better name recognition were to produce a comprehensive manufacturing change product, it would have an adverse affect on the financial condition of the company.

Establishing the name in the industry

     We are a small, relatively unknown company and, as such, is a new player in the manufacturing change marketplace. There may be resistance to purchasing a product from such a new player because there may be concern about our viability. If customers resist the idea of having an unknown company supply their manufacturing change needs, this could have an adverse affect on our financial condition.

Establishing a firm customer base

     If our sales team is not successful in closing sales with major manufacturers, this will have an adverse effect on the overall sales plan and on the financial condition of the company. We depend on these sales.

Manufacturing industry may resist change

     Manufacturers have invested a lot of money in systems that are already in place and may resist the idea of a basic platform, fearing that it may be not flexible enough to meet their individual needs. Such resistance may have an adverse affect on our financial condition.

We need to be vigilant in our search for product defects

     Like any new software product, the MCM software may have some "bugs" or defects that could appear after a company has purchased and installed the software. Such occurrences could have an adverse affect on our financial condition because the customer may be unsatisfied, there may be additional labor costs incurred involved in fixing it, and shipments of other products may be delayed.

     We have not experienced material adverse effects resulting from any such errors or defects.

A recession or economic downfall

     If a recession or economic downfall occurs, it will mean difficult times for most companies and may have an adverse affect on our financial condition.

Risks for international business

     While we continue to market our products to the international market, there are a number of risks inherent when dealing with foreign companies. Some of those risks include:

     -  Economic recessions and political instability

     -  Exchange rate fluctuations

     -  Extended accounts receivables and difficulty collecting

     -  Difficulty in managing both sales representatives and distributors

     -  Unexpected changes in regulatory requirements

     -  Reduced or limited protection for intellectual property rights

     -  Export license requirements and documentation

     -  Tariffs and possible adverse tax consequences

Our future operating results are expected to fluctuate and we depend upon timely project completion

     Our operating results have fluctuated in the past and are expected to fluctuate significantly on a quarterly and annual basis in the future as a result of a number of factors including:

     -- the size and timing of customer orders,

     -- the length of our sales cycle,

     -- the timing of new product announcements and introductions by us and our competitors,

     -- our ability to successfully develop, introduce and market new products and product enhancements,

     -- market acceptance of our products,

     -- the cancellation or delay of orders from major customers,

     -- the level of changes to customer requirements due to specific changes requested by customers,

     -- our ability to retain our existing personnel and hire additional personnel, and

     -- general economic conditions.

     These and other factors could have a material adverse effect on our business, operating results and financial condition.

     In addition, our contracts may generally be canceled without cause, and if a customer cancels or delays performance under any such contracts, our business, operating results and financial condition could be materially adversely affected.

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

     From time to time, we expect to evaluate other potential acquisitions to build our expertise. There can be no assurance that:

     -- we will be able to identify attractive acquisition candidates,

     -- that we will be able to successfully complete any such acquisition, or

     -- that we will be able to integrate any acquired company with our other operations.

     In connection with other potential acquisitions, the failure to successfully and efficiently integrate new employees and operations of the acquired company with our existing employees and operations or to successfully manage an acquired company could materially adversely effect our business, operating results, and financial condition.

We depend upon continuous product development and have the risk of product delays.

     Our customers are subject to:

     -- rapid technological change,

     -- frequent introductions of new products,

     -- short product life cycles,

     -- changes in customer demands and requirements, and

     -- evolving industry standards.

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

     Since our initial public offering in April 1998, the market price of our Common Stock has been highly volatile and is expected to be significantly affected by factors such as:

     -- actual or anticipated fluctuations in our operating results,

     -- our failure to meet or exceed published earnings estimates,

     -- changes in earnings estimates or recommendations by securities analysts,

     -- announcements of technological innovations,

     -- new products or new contracts by us or our existing or potential competitors,

     -- developments with respect to patents, copyrights or proprietary rights,

     -- adoption of new accounting standards affecting the software industry,

     -- general market conditions and

     -- other factors.

     In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the market price of the Common Stock. In June 1998, securities class action litigation was filed against us and certain of our executive officers and directors. The parties have entered into a settlement agreement, but preliminary and final court approvals have not yet been granted. See Item 3 -- Legal Proceedings

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................     27
Financial Statements:
Consolidated Balance Sheets as of November 30, 2000, and
  November 30, 1999.........................................     28
Consolidated Statements of Operations for fiscal years ended
  November 30, 2000, November 30, 1999 and November 30,
  1998......................................................     29
Consolidated Statements of Stockholders' Equity for fiscal
  years ended November 30, 2000, November 30, 1999 and
  November 30, 1998.........................................     30
Consolidated Statements of Cash Flows for fiscal years ended
  November 30, 2000, November 30, 1999 and November 30,
  1998......................................................     31
Notes to Financial Statements...............................     32
Financial Statement Schedules -- Schedule II -- Valuation
  and Qualifying Accounts and Reserves for fiscal years
  ended November 30, 2000, November 30, 1999 and November
  30, 1998..................................................     53

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of INGENUUS CORPORATION

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ingenuus Corporation, Inc., and its subsidiaries at November 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements and schedules in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, Ingenuus Corporation has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 21, 2001

                              INGENUUS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)

                                                                    NOVEMBER 30,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................    $  8,789    $ 23,884
  Short-term investments....................................       5,972          --
  Accounts receivable, (net of allowances of $536 in 2000
     and $1,229 in 1999)....................................         553       2,399
  Income taxes receivable...................................       2,089       2,100
  Note receivable...........................................       3,833          --
  Prepaid expenses and other current assets.................         186         757
                                                                --------    --------
       Total current assets.................................      21,422      29,140
Property and equipment, net.................................         808       6,451
Goodwill and other intangible assets........................      14,542       6,914
Loan to related party.......................................          --         430
Restricted cash.............................................         106          --
Net assets of Chip & Chip...................................       1,401          --
Investments and other assets................................         175       2,824
                                                                --------    --------
       Total assets.........................................    $ 38,454    $ 45,759
                                                                ========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  1,682    $  2,676
  Accrued liabilities.......................................       6,040       2,960
  Bank loan.................................................          --         222
  Deferred revenue..........................................         527       3,636
                                                                --------    --------
       Total current liabilities............................       8,249       9,494
Other liabilities, long term................................         219         324
                                                                --------    --------
       Total liabilities....................................       8,468       9,818
                                                                --------    --------
Commitments and contingencies (Notes 11 and 17)
Stockholders' equity:
  Common stock, $.001 par value; 75,000 shares authorized;
     shares outstanding:
     2000 -- 36,806; 1999 -- 34,300.........................     102,577      91,551
  Treasury stock; 2000 -- 2,707 shares; 1999 -- 2,135
     shares.................................................      (3,085)     (1,987)
  Notes receivable..........................................          --        (156)
  Accumulated other comprehensive income....................       5,132          --
  Accumulated deficit.......................................     (74,638)    (53,467)
                                                                --------    --------
       Total stockholders' equity...........................      29,986      35,941
                                                                --------    --------
       Total liabilities and stockholders' equity...........    $ 38,454    $ 45,759
                                                                ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              INGENUUS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                                                  YEAR ENDED NOVEMBER 30,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
Revenues:
  Product...................................................  $  1,664    $     --    $     --
  Services..................................................     1,803         170          --
                                                              --------    --------    --------
       Total revenues.......................................     3,467         170          --
                                                              --------    --------    --------
Cost of revenues:
  Product...................................................       269          --          --
  Services..................................................     2,201          94          --
                                                              --------    --------    --------
       Total cost of revenues...............................     2,470          94          --
                                                              --------    --------    --------
Gross profit................................................       997          76          --
                                                              --------    --------    --------
Operating expenses:
  Research and development..................................     3,881         313          --
  Sales and marketing.......................................     2,793          --          --
  General and administrative................................     7,170       5,490       4,206
  Legal settlement..........................................     2,670          --          --
  Write-off of purchased technology.........................       925       3,097          --
  Amortization of goodwill and other intangible assets......     4,866         240          --
  Impairment of intangible assets...........................       571          --          --
                                                              --------    --------    --------
       Total operating expenses.............................    22,876       9,140       4,206
                                                              --------    --------    --------
Loss from operations........................................   (21,879)     (9,064)     (4,206)
Equity losses from joint venture............................       (67)       (574)         --
Impairment of investment in Slim Technology.................    (1,688)         --          --
Interest and other income, net..............................       722       1,610       1,614
                                                              --------    --------    --------
Loss from continuing operations.............................   (22,912)     (8,028)     (2,592)
Loss from discontinued operations, (net of income taxes of
  $0, $41, and $264 in 2000, 1999 and 1998 respectively)....    (2,693)    (18,270)     (3,942)
Gain on disposal of discontinued operations.................     4,434          --          --
                                                              --------    --------    --------
Net loss....................................................   (21,171)    (26,298)     (6,534)
Accretion of redeemable preferred stock.....................        --          --       4,328
                                                              --------    --------    --------
Net loss attributable to common stockholders................  $(21,171)   $(26,298)   $(10,862)
                                                              ========    ========    ========
EARNINGS (LOSS) PER SHARE -- BASIC AND DILUTED
Continuing operations.......................................  $  (0.63)   $  (0.28)   $  (0.10)
Discontinued operations.....................................     (0.07)      (0.63)      (0.16)
Gain on disposal of discontinued operations.................      0.12          --          --
Net loss per share attributable to common stockholders......     (0.58)      (0.91)      (0.43)
Shares used in basic and diluted per share calculation......    36,292      28,831      25,258

  The accompanying notes are an integral part of these consolidated financial statements.

                              INGENUUS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                                       ACCUMULATED
                                         COMMON STOCK           TREASURY STOCK                         DEFERRED           OTHER
                                      -------------------     -------------------       NOTES           STOCK         COMPREHENSIVE
                                      SHARES      AMOUNT      SHARES      AMOUNT      RECEIVABLE     COMPENSATION        INCOME
                                      ------     --------     -------     -------     ----------     ------------     -------------
Balances, November 30, 1997.........  17,234     $  2,914          --     $    --       $(301)          $(165)           $   --
Issuance of common stock under stock
 option plans, net of repurchases...     (14)         277          --          --          16              17                --
Accretion of redeemable preferred
 stock..............................      --           --          --          --          --              --                --
Collection of stockholders notes
 receivable.........................      --           --          --          --         101              --                --
Amortization of deferred stock
 compensation.......................      --           --          --          --          --              78                --
Conversion of redeemable common
 stock..............................   4,779        7,116          --          --          --              --                --
Issuance of common stock, net of
 issuance costs.....................   6,000       71,891          --          --          --              --                --
Purchase of SIS Microelectronics....     400        4,000          --          --          --              --                --
Redemption of preferred stock.......      --           --          --          --          --              --                --
Net loss............................      --           --          --          --          --              --                --
                                      ------     --------     -------     -------       -----           -----            ------
Balances, November 30, 1998.........  28,399       86,198          --          --        (184)            (70)               --
Purchase of Verilux.................   2,127        1,893          --          --          --              --                --
Purchase of Chip & Chip.............   2,000        1,780          --          --          --              --                --
Purchase of Novo Systems............   1,600        1,536          --          --          --              --                --
Issuance of common stock under stock
 purchase plans, net of
 repurchases........................     174          144          --          --          --              --                --
Collection of stockholders' notes
 receivable.........................      --           --          --          --          28              --                --
Amortization of deferred stock
 compensation.......................      --           --          --          --          --              70                --
Purchase of treasury stock..........      --           --      (2,135)     (1,987)         --              --                --
Net loss............................      --           --          --          --          --              --                --
                                      ------     --------     -------     -------       -----           -----            ------
Balances, November 30, 1999.........  34,300       91,551      (2,135)     (1,987)       (156)             --                --
Purchase of InBox Software..........  1,206..       8,425          --          --          --              --                --
Issuance of common stock under stock
 option and stock purchase plans,
 net of repurchases.................   1,300          681          --          --          --              --                --
Stock option vesting acceleration in
 connection with disposal of
 businesses and severance
 agreements.........................                1,847          --          --          --              --                --
Compensation charge in relation to
 stock options and warrants issued
 during the year....................      --           73          --          --          --              --                --
Collection of stockholders' notes
 receivable.........................      --           --          --          --         130              --                --
Write off of notes receivable.......                   --          --          --          26              --                --
Purchase of treasury stock..........      --           --         (72)       (465)         --              --                --
Stock received in connection with
 sale of Chip & Chip................      --           --        (500)       (633)         --              --                --
Net loss............................      --           --          --          --          --              --                --
Unrealized gain on
 available-for-sale marketable
 securities.........................      --           --          --          --          --              --             5,132
                                      ------     --------     -------     -------       -----           -----            ------
Balances, November 30, 2000.........  36,806     $102,577      (2,707)    $(3,085)      $  --           $  --            $5,132
                                      ======     ========     =======     =======       =====           =====            ======

                                                          TOTAL
                                                      STOCKHOLDERS'
                                      ACCUMULATED     (DEFICIENCY)      COMPREHENSIVE
                                        DEFICIT          EQUITY         INCOME (LOSS)
                                      -----------     -------------     -------------
Balances, November 30, 1997.........   $(16,307)        $(13,859)         $     --
Issuance of common stock under stock
 option plans, net of repurchases...         --              310                --
Accretion of redeemable preferred
 stock..............................       (212)            (212)               --
Collection of stockholders notes
 receivable.........................         --              101                --
Amortization of deferred stock
 compensation.......................         --               78                --
Conversion of redeemable common
 stock..............................         --            7,116                --
Issuance of common stock, net of
 issuance costs.....................         --           71,891                --
Purchase of SIS Microelectronics....         --            4,000                --
Redemption of preferred stock.......     (4,116)          (4,116)               --
Net loss............................     (6,534)          (6,534)           (6,534)
                                       --------         --------          --------
Balances, November 30, 1998.........    (27,169)          58,775          $ (6,534)
                                                                          ========
Purchase of Verilux.................         --            1,893                --
Purchase of Chip & Chip.............         --            1,780                --
Purchase of Novo Systems............         --            1,536                --
Issuance of common stock under stock
 purchase plans, net of
 repurchases........................         --              144                --
Collection of stockholders' notes
 receivable.........................         --               28                --
Amortization of deferred stock
 compensation.......................         --               70                --
Purchase of treasury stock..........         --           (1,987)               --
Net loss............................    (26,298)         (26,298)          (26,298)
                                       --------         --------          --------
Balances, November 30, 1999.........    (53,467)          35,941          $(26,298)
                                                                          ========
Purchase of InBox Software..........         --            8,425                --
Issuance of common stock under stock
 option and stock purchase plans,
 net of repurchases.................         --              681                --
Stock option vesting acceleration in
 connection with disposal of
 businesses and severance
 agreements.........................         --            1,847                --
Compensation charge in relation to
 stock options and warrants issued
 during the year....................         --               73                --
Collection of stockholders' notes
 receivable.........................         --              130                --
Write off of notes receivable.......         --               26                --
Purchase of treasury stock..........         --             (465)               --
Stock received in connection with
 sale of Chip & Chip................         --             (633)               --
Net loss............................    (21,171)         (21,171)          (21,171)
Unrealized gain on
 available-for-sale marketable
 securities.........................         --            5,132             5,132
                                       --------         --------          --------
Balances, November 30, 2000.........   $(74,638)        $ 29,986          $(16,039)
                                       ========         ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              INGENUUS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    YEAR ENDED NOVEMBER 30,
                                                                --------------------------------
                                                                  2000        1999        1998
                                                                --------    --------    --------
Cash flows from operating activities:
Net loss....................................................    $(21,171)   $(26,298)   $ (6,534)
Adjustments to reconcile net loss, to net cash used for
 operating activities:
 Gain on disposal of discontinued operations................      (4,434)         --          --
 Write-down of software.....................................          --       1,799          --
 Write-off of purchased technology..........................         925       3,097         700
 Depreciation and amortization..............................       7,283       7,119       3,980
 Impairment of goodwill and other intangible assets.........         571          --          --
 Provision for doubtful accounts............................        (130)        817       1,150
 Equity loss from joint venture.............................          67         574          --
 Impairment of investment in Slim Technology................       1,688          --          --
 Gain on disposal of fixed assets...........................         (86)         --          --
 Write off of notes receivable..............................          26          --          --
 Stock compensation expense.................................          --          70          78
 Accelerated vesting of stock options in relation to
   severance agreement......................................         352          --          --
 Changes in assets and liabilities, net of assets and
   liabilities acquired/disposed of:
   Accounts receivable......................................       1,303       5,051      (3,480)
   Prepaid expenses and other current assets................         246         381        (420)
   Deferred income taxes....................................          --       2,100         842
   Inventory................................................          --          82         (68)
   Other assets.............................................         146         115          --
   Restricted cash..........................................        (106)         --          --
   Accounts payable.........................................      (1,302)     (1,379)      2,306
   Accrued liabilities......................................       1,999        (767)         76
   Net income tax asset/liability...........................          11      (1,421)     (1,000)
   Other long term liabilities..............................        (350)       (728)         --
   Deferred revenue.........................................        (334)       (768)        227
                                                                --------    --------    --------
     Net cash used for operating activities.................     (13,296)    (10,156)     (2,143)
                                                                --------    --------    --------
Cash flows from investing activities:
 Acquisition of SIS Microelectronics, net of cash
   acquired.................................................          --          --          26
 Acquisition of Verilux, net of cash acquired...............          --        (830)         --
 Acquisition of Novo, net of cash acquired..................          --        (487)         --
 Acquisition of Chip & Chip, net of cash acquired...........          --        (796)         --
 Acquisition of InBox, net of cash acquired.................      (7,640)         --          --
 Net proceeds from the sale of discontinued operations......       7,500          --          --
 Investment in Slim Technology..............................          --      (2,329)         --
 Overdraft disposed of, net of cash acquired -- Chip &
   Chip.....................................................         266          --          --
 Purchases of property and equipment........................      (2,768)     (1,846)    (10,504)
 Sale of property and equipment.............................         296          --          --
 Purchase of non marketable equity securities...............          --          --        (916)
                                                                --------    --------    --------
     Net cash used in investing activities..................      (2,346)     (6,288)    (11,394)
                                                                --------    --------    --------
Cash flows from financing activities:
 Proceeds from issuance of common stock, net................         681         144      72,215
 Purchase of treasury stock.................................        (465)     (1,987)         --
 Redemption of redeemable preferred stock...................          --          --     (18,495)
 Repayment of borrowings....................................        (222)         --        (314)
 Repurchase of common stock.................................          --          --         (14)
 Loan to related party......................................         430        (430)         --
 Collection of stockholder notes receivable.................         130          28         101
                                                                --------    --------    --------
     Net cash provided by (used in) financing activities....         554      (2,245)     53,493
                                                                --------    --------    --------
Effective exchange rate changes on cash and cash
 equivalents................................................          (7)         93          --
Net (decrease) increase in cash and equivalents.............     (15,095)    (18,596)     39,956
Cash and equivalents, beginning of period...................      23,884      42,480       2,524
                                                                --------    --------    --------
Cash and cash equivalents, end of period....................    $  8,789    $ 23,884    $ 42,480
                                                                ========    ========    ========
Supplemental disclosure of cash flow information:
 Cash paid for income taxes.................................    $     --    $     31    $    549
                                                                ========    ========    ========
Supplemental disclosure of non-cash investing & financing
 activities:
 Accretion of redeemable preferred stock....................    $     --    $     --    $  4,328
                                                                ========    ========    ========
 Long term payable for acquisition of equipment.............    $     --    $     --    $  1,000
                                                                ========    ========    ========
 Divestiture of Chip & Chip -- stock received...............    $    633    $     --    $     --
                                                                ========    ========    ========
Stock and options issued in connection with acquisitions:
 -- InBox...................................................    $  8,425    $     --    $     --
                                                                ========    ========    ========
 -- Chip & Chip.............................................    $     --    $  1,780    $     --
                                                                ========    ========    ========
 -- Verilux.................................................    $     --    $  1,893    $     --
                                                                ========    ========    ========
 -- Novo....................................................    $     --    $  1,536    $     --
                                                                ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              INGENUUS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   FORMATION AND BUSINESS

     Ingenuus Corporation ("the Company"), a Delaware corporation, was incorporated in 1991 as Aspec Technology, Inc. as a Semiconductor Intellectual Property ("SIP") business. In September 1999, the Company purchased Verilux Design Technology, Inc. and Chip and Chip, Inc, two start up companies developing Electronic Design Automation ("EDA") tools for the semiconductor industry. In October 1999, the Company also purchased Novo Systems Corporation, a company providing maintenance services to the semiconductor industry and also engaged in the development of EDA tools. In December 1999, the Company purchased InBox Software Corporation, a company providing business to business collaborative commerce software solutions for manufacturers. In April 2000, the Company changed its name to Ingenuus Corporation, trading on the NASDAQ under the new symbol "INGE". During the fourth quarter of fiscal 1999, the Company decided to discontinue its semiconductor intellectual property, library development and design tools and service business ("SIP Business"), which had sustained the Company since its founding in 1991 until 1999, when competitors began offering free SIP libraries under a royalty-based business model.

Discontinued Operations

     In February, 2000 the Company entered into an Asset Purchase Agreement with DII Semiconductor, Inc ("DII") whereby the SIP Business would be sold, subject to Board approval. The Agreement was ratified in March 2000 and on April 6, 2000, the Company sold its SIP Business to DII, for $11.3 million, of which $5.5 million was payable up front, and $5.8 million in six quarterly installments, beginning July 30, 2000. As a result, the operations of the SIP business have been classified as discontinued operations in the Consolidated Statements of Operations in all fiscal years presented.

     SIP revenues were $2.0 million, $7.3 million and $23.1 million in the fiscal year ended 2000, 1999 and 1998, respectively.

     At November 30, 2000, $7.5 million had been received and an amount of $3.8 million is included in note receivable corresponding to the remaining installments to be paid by DII.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The accompanying consolidated financial statements have been prepared assuming that Ingenuus Corporation will continue as a going concern. The Company has suffered recurring losses from operations and has an accumulated deficit of $74.6 million. In the first quarter of fiscal 2000, the Company purchased InBox Software Inc, and this acquisition has yet to generate significant revenues. The Company's continued existence depends on its ability to achieve profitable operations. If this does not happen, the Company will need to raise additional capital to fund its operations. There is substantial doubt that either the Company will achieve profitability, or that it will be successful in raising additional funding if profitability is not achieved. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of consolidation

     These consolidated financial statements include the accounts of Ingenuus Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

     The Company considers all highly liquid investments with original or remaining maturities at the date of purchase of three months or less to be cash equivalents. The majority of the Company's cash and cash equivalents are held in money market funds.

Fair value of financial instruments

     Statement of Financial Accounting Standards, No. 107 "Disclosure about Fair Value of Financial Instruments", requires certain disclosure to be made regarding the fair value of financial instruments. Carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and other long term liabilities approximate fair value due to their short maturities.

Short term investments

     Short term investments in equity securities are classified as available-for-sale and are carried at fair value, with the unrealized gains or losses reported in accumulated other comprehensive income (loss) in accordance with the provisions of SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities".

Property and equipment

     Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful life of three years. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the term of the lease, whichever is shorter.

     Maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

Goodwill and other intangible assets

     Goodwill and other intangible assets include acquired workforce, core and developed technology and trade name. They are carried at cost less accumulated amortization. Goodwill and other intangible assets are amortized on a straight-line basis over the estimated periods of benefit, which range from two to five years.

Investments

     Investments in significant 20 to 50 percent owned affiliates are accounted for using the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition. Impairments are recognized when management determines that a permanent impairment has occurred. Investments in less than 20 percent owned affiliates are accounted for at cost, less permanent impairments.

Impairment of long lived assets

     Impairment of long lived assets, including investments, identifiable intangible assets and related goodwill is periodically reviewed in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. Impairment of enterprise level goodwill is also assessed periodically in accordance with the provision of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the related business, significant negative industry or economic trends.

Revenue recognition

     Revenues from software license arrangements are recognized in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2"). Under SOP 97-2, the Company recognizes product revenue when delivery has occurred if persuasive evidence of an arrangement exists, the fee is fixed and determinable, and collection of the resulting receivable is probable.

     Revenues from maintenance arrangements are recognized ratably over the term of the agreement, which is typically one year.

     When maintenance arrangements are sold together with software licenses, the fair value of the maintenance services is carved out, based upon the standard renewal rate charged, and recognized ratably over the term of the agreement.

     Revenues from professional service arrangements are recognized over the period in which the work is performed, using the percentage of completion method.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial position or results of operations. The Company will be required to adopt SAB 101 in the first quarter of fiscal 2001.

Software development costs

     The Company accounts for software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86 ("SFAS 86") "Accounting for the costs of computer software to be sold, leased, or otherwise marketed," and Statement of Position 98-1 ("SOP 98-1"), "Accounting for the costs of computer software developed or obtained for internal use."

     Costs incurred in the research and development of new software products, and enhancements to existing software products, are expensed as incurred until technological feasibility has been established, at which time certain development costs would be capitalized until the product is available for general release to customers. To date, the Company's software development has essentially been completed concurrent with the establishment of technological feasibility, and, accordingly, no costs have been capitalized.

Income taxes

     The Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are calculated using current tax laws and rates in effect at the balance sheet date. A valuation allowance is recorded when it is more likely than not that the net deferred tax asset will not be recovered.

Foreign currency translation

     The functional currency for the Japanese subsidiary is the applicable local currency. The translation from the applicable local currency to US dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income (loss). To date such amounts have been insignificant. Gains or losses resulting from foreign currency transactions are included in other income.

Stock-based compensation

     The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services" ("EITF 96-18"). The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which also requires pro forma disclosures in the financial statements as if the measurement provisions of SFAS 123 had been adopted. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the deemed fair value of the Company's stock and exercise price. Stock options issued to non-employees have been accounted for in accordance with SFAS 123 and EITF 96-18.

Net loss per share

     Basic and diluted net loss per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares, composed of common shares issuable upon the exercise of stock options and warrants, are included in the diluted net loss per share to the extent such shares are dilutive.

Comprehensive income

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their components in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings in the equity section of a statement of financial position.

Segment reporting

     The Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") during fiscal 1999. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders.

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally financial information is required to be reported on the basis that it is reported internally, for evaluating segment performance and deciding how to allocate resources to segments.

Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137, ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of the fiscal year beginning after June 15, 2000. The adoption of SFAS 133 and SFAS 137 is not expected to have a material effect on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25." FIN 44 becomes effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

3.   CERTAIN RISKS AND CREDIT CONCENTRATIONS

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The majority of the Company's cash and cash equivalents as of November 30, 2000 are on deposit in a money market fund.

     The Company provides software licenses and maintenance services to its customers and generally does not require collateral. Although the Company maintains an allowance for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At November 30, 1999, three customers accounted for 28%, 14% and 13% of accounts receivable. At November 30, 2000 two customers accounted for 28% and 14% of accounts receivable.

     The Company operates in an industry that is characterized by rapid technological advances, cyclical market patterns, evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to technological changes in its industry, or changes in regulatory requirements or industry standards, could have a material adverse affect on the Company's business and operating results.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of (in thousands):

                                                                       NOVEMBER 30,
                                                                    -------------------
                                                                     2000        1999
                                                                    -------    --------
    Computer equipment and software.............................    $ 3,135    $ 18,102
    Office and other equipment..................................        826         822
                                                                    -------    --------
                                                                      3,961      18,924
    Less accumulated depreciation and amortization..............     (3,153)    (12,473)
                                                                    -------    --------
                                                                    $   808    $  6,451
                                                                    =======    ========

     Depreciation and amortization expense associated with these assets was $
2.4 million, $6.0 million, and $3.6 million, for the fiscal years 2000, 1999, and 1998 respectively.

5. ACCRUED LIABILITIES

     Accrued liabilities consist of (in thousands):

                                                                    NOVEMBER 30,
                                                                  ----------------
                                                                   2000      1999
                                                                  ------    ------
    Accrued compensation, severance and related benefits........  $1,376    $1,068
    Accrued legal settlement....................................   2,670        --
    Other.......................................................   1,994     1,892
                                                                  ------    ------
                                                                  $6,040    $2,960
                                                                  ======    ======

     Included in the long term liabilities is $219,000 and $272,000 in fiscal 2000 and fiscal 1999 respectively, representing an accrual for severance pay. The severance payments are being made bi-monthly over a period ending in fiscal 2002.

6.   INVESTMENTS

Investment in Virage Logic

     In fiscal 1998, the Company made a private equity investment in Virage Logic Corp. ("Virage"), for an aggregate cost of $0.8 million. As of November 30, 1999 this investment was carried at cost in the balance sheet as the Company's ownership interest in Virage was less than 20%. Since August 2000, when Virage completed an initial public offering of its Common Stock, the equity securities are publicly traded. As of November 30, 2000, the investment is held at fair value and is classified in current assets, as the Company intends to realize this investment in the short term. The unrealized gain of $5.1 million is recognized in other comprehensive income, in accordance with SFAS 115, "Accounting for certain investments in debt and equity securities". Subsequent to the year end 275,000 of the 525,000 shares held were sold for $3.8 million.

Impairment of investment in Slim Technology

     During the first quarter of fiscal 1999, the Company purchased a 40 percent interest in Slim Technology Co, Ltd., ("Slim Tech"), a Korean company, at a cost of $2.3 million. Slim Tech performs semiconductor design services for Korean customers. With the disposal of the SIP business in April 2000 and the Company's new focus as a software business to business collaborative commerce company, the investment in Slim Tech was no longer strategic to the Company's operations, and as a result, the Board of Directors authorized management to sell the investment. Based on a number of factors, including the failure to find a buyer for the investment and recurring operating losses generated from the investment and in accordance with the provisions of APB 18 "The Equity Method of Accounting for Investments in Common Stock", management assessed that there had been a permanent decline in the value of this investment. An impairment charge of $1.7 million was recorded in fiscal 2000 to write down the value of the investment.

7.   ACQUISITIONS

ACQUISITION OF CHIP & CHIP, INC.

     In fiscal 1999, the Company purchased certain of the assets and liabilities of Chip & Chip for 2 million shares of Company stock and cash of $0.8 million for a total consideration of $2.6 million. Transaction costs were $25,000.

     In conjunction with the acquisition, which was accounted for as a purchase, assets acquired and liabilities assumed were as follows (in thousands):

Tangible assets acquired....................................    $   44
Acquired workforce..........................................       180
Goodwill....................................................     1,639
Liabilities assumed.........................................      (292)
                                                                ------
  Net assets acquired.......................................     1,571
  Purchased technology, expenses............................     1,034
                                                                ------
       Purchase price.......................................    $2,605
                                                                ======

     The balance sheet, statement of operations and cash flows were consolidated from September 2, 1999. The Company recorded $1.8 million of goodwill and other intangible assets which are being amortized over two to five years.

     A total of $1,034,000 was expensed to the Statement of Operations as value assigned to in-process research and development projects. There were four projects in process at the date of acquisition, two of which were 39% complete and two of which were 13% complete. During fiscal 2000 Chip & Chip was sold (see note 9).

ACQUISITION OF VERILUX DESIGN TECHNOLOGY, INC.

     In fiscal 1999, the Company acquired certain assets and liabilities of Verilux for 2,127,400 shares of Company stock and cash of $872,600 for a total consideration of $2.8 million. Transaction costs were $25,000.

     In conjunction with the acquisition, which was accounted for as a purchase, assets acquired and liabilities assumed were as follows (in thousands):

Tangible assets acquired....................................    $  101
Acquired workforce..........................................       106
Goodwill....................................................     1.224
Liabilities assumed.........................................       (73)
                                                                ------
  Net assets acquired.......................................     1,358
  Purchased technology, expenses............................     1,433
                                                                ------
       Purchase price.......................................    $2,791
                                                                ======

     The balance sheet, statement of operations and cash flows were consolidated from September 2, 1999. The Company recorded $1.3 million of goodwill and other intangible assets which are being amortized over two to five years.

     A total of $1,433,000 was expensed to the Statement of Operations as value assigned to in-process research and development projects. There were four projects in process at the date of acquisition, two of which were 51% complete and two of which were 33% complete.

ACQUISITION OF NOVO SYSTEMS CORPORATION

     In fiscal 1999, the Company purchased certain of the assets and liabilities of Novo Systems Corporation ("Novo") for 1.6 million shares of Company stock and cash of $1 million for a total consideration of $2.6 million. Transaction costs were $50,000.

     In conjunction with the acquisition, which was accounted for as a purchase, assets acquired and liabilities assumed were as follows (in thousands):

Tangible assets acquired....................................    $ 2,012
Acquired workforce..........................................        323
Developed technology........................................        435
Core technology.............................................        704
Franchise fee...............................................         77
Liabilities assumed.........................................     (1,665)
                                                                -------
  Nets assets acquired......................................      1,886
  Purchased technology, expenses............................        700
                                                                -------
       Purchase price.......................................    $ 2,586
                                                                =======

     The balance sheet, statement of operations and cash flows were consolidated from October 21, 1999. The Company recorded $1.5 million of goodwill and other intangible assets which are being amortized over two to five years.

     A total of $700,000 was expensed to the Statement of Operations as value assigned to in-process research and development projects. There was one project in process at the date of acquisition which was 25% complete.

ACQUISITION OF INBOX SOFTWARE, INC.

     On December 3, 1999, the Company purchased all of the capital stock of InBox for 1,205,866 shares of Company stock at $3.59 each and cash of $7.64 million. In addition, the Company assumed 1,194,134 options valued at $3.43 each. The options have an exercise price of $0.18 per share. The conversion ratio for common stock options was 0.844 Company options for each InBox option held. The converted options maintain their original vesting schedule. Total consideration was $16.2 million. Transaction costs were $95,000. In conjunction with the acquisition, which was accounted for as a purchase, assets acquired and liabilities assumed were as follows (in thousands):

Tangible assets acquired....................................    $   252
Core technology.............................................      1,983
Acquired workforce..........................................        331
Tradename...................................................         96
Goodwill....................................................     14,571
Liabilities assumed.........................................     (1,998)
                                                                -------
  Net assets acquired.......................................     15,235
  Purchased technology expenses.............................        925
                                                                -------
       Purchase price.......................................    $16,160
                                                                =======

     The balance sheet, statement of operations and cash flows were consolidated from December 3, 1999. The Company recorded $17 million of goodwill and other intangible assets which are being amortized over two to five years.

     An independent appraisal was performed to determine the fair value of the identifiable assets, including the portion of the purchase price attributed to the acquired in-process technology. At the time of the acquisition, the Inbox technology was based on three products: ecFlow, an engineering change management product, dcFlow, a document change management software, and npFlow, a product introduction management software. The Company determined that the existing ecFlow and dcFlow technologies were core technologies, as the products have achieved technological feasibility and have been deployed with customers, while the features under development for ecFlow and dcFlow, as well as the entire npFlow technology were in process at the date of acquisition as technological feasibility had not been achieved. The valuation of the in-process and core technologies was based on the projected cash flows, using a discount rate of 30% for the in-process technology and 25% for the core technology, and assuming a three-year life for each product. The company estimated the percent complete for in-process technology to be 55% for the ecFlow and dcFlow products, and 25% for the npFlow product.

     A total of $925,000 was expensed to the statement of operations as value assigned to the In Process Research and Development projects.

PRO FORMA DISCLOSURE OF SIGNIFICANT ACQUISITIONS (UNAUDITED)

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company as if Chip & Chip, Verilux, Novo and InBox had been purchased by the Company as of the beginning of the period in which the acquisition was made and the immediately preceding period, after including the impact of certain adjustments, such as increased amortization expense due to recording intangible assets. The one time charges to expense for the fair value of the purchased technology have been excluded from the unaudited pro forma results since these are non-recurring charges.

                                                                 FOR THE YEARS ENDED NOVEMBER 30,
                                                              --------------------------------------
                                                                 2000          1999          1998
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..................................................     $  3,467      $  4,375      $  3,839
Loss from continuing operations...........................      (21,987)      (10,939)       (7,425)
Net loss..................................................      (20,246)      (29,209)      (11,367)
Basic and diluted net loss per share......................        (0.56)        (0.85)        (0.37)

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented and are not intended to be a projection of future results.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

     During the fourth quarter of fiscal 2000, the Company performed an impairment assessment of the identifiable intangible assets and goodwill recorded upon the acquisition of Novo (including its subsidiary Zycad TSS KK, a company incorporated in Japan). The assessment was performed primarily due to the faster than expected decline in the Novo maintenance revenue, as well as the discontinuation of a certain development project.

     As a result of the review, the Company recorded a $0.6 million impairment charge in relation to identifiable intangible assets of Novo. This charge was determined based upon specific factors supporting a decline in the value of the assets purchased, in particular, the reduction in workforce in the Japanese office, as well as the discontinuation of a development project that utilized the purchased technology, and the absence of any identified alternative future use of this technology.

     Amortization expense for goodwill and intangible assets for the years ended November 30, 2000 and 1999 was approximately $4.9 million and $1.1 million, respectively. Goodwill, intangible assets and the related accumulated amortization as of November 30, 2000 and 1999 was as follows:

                                                                   NOVEMBER 30,
                                                                ------------------
                                                                 2000       1999
                                                                -------    -------
Intangible assets
  Core technology...........................................    $ 2,687    $   704
  Developed technology......................................        435        641
  Acquired workforce........................................        760        703
  Goodwill..................................................     15,794      5,870
  Other.....................................................        173         77
                                                                -------    -------
                                                                 19,849      7,995
Accumulated amortization....................................     (4,736)    (1,081)
Impairment..................................................       (571)        --
                                                                -------    -------
                                                                $14,542    $ 6,914
                                                                =======    =======

9. DIVESTITURE OF CHIP & CHIP, INC.

     In the third quarter of fiscal 2000, the Company entered into an Asset Purchase Agreement with the management of Chip & Chip, part of the EDA segment of the Company. As a result of this Agreement, Chip & Chip management purchased the assets and certain liabilities of Chip & Chip for $2.58 million, payable in three installments over two years. The proceeds are collateralized by one million shares of Company stock and 0.7 million fully vested options to purchase Company's stock held by Chip & Chip management, as well as 100% of Chip & Chip capital stock.

     At the time of the transaction, Chip & Chip was a development stage company with no revenue. Based on a number of factors, including the absence of significant financial investment by the buyer and the fact that payment of the sales price is dependent upon the future operating results of the transferred business, the Company determined that the transaction could not be accounted for as a divestiture because the risks of the business had not been transferred, and should be accounted for in accordance with Staff Accounting Bulletin, Topic 5E "Accounting for the divestiture of a subsidiary or other business operation". As a result, the assets and liabilities disposed of have been segregated on the balance sheet. Any gain or loss on sale will be recognized on payment of the final installment. Any operating income or losses generated by Chip & Chip subsequent to the transaction are recognized in the Company's accounts, using a one quarter time lag, until the final installment of the consideration is received by Ingenuus. The operating results for the third quarter of fiscal 2000 were not significant. In addition, the Company performed an impairment review of the net assets disposed of related to Chip & Chip, based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the business model. Based on this review, no further write down appeared necessary.

     The first installment of the sales consideration was paid on the due date in the fourth quarter of fiscal 2000, $242,000 in cash and $633,000 by surrendering 500,000 shares of Ingenuus stock to the Company. The remaining two equal installments are due in October 2001 and July 2002.

10. LOAN TO RELATED PARTY

     During the fourth quarter of fiscal 1999, the Company made a bridge loan to InBox. This loan was unsecured, bore no interest and was repayable on demand. The Company subsequently acquired InBox on December 3, 1999. This loan was eliminated in the acquisition of InBox.

11. LEASE COMMITMENTS

     The Company leases its primary operating facility under a noncancelable operating lease agreement, which expires in November 2001. Rent expense incurred under operating leases was approximately $664,000, $664,000, and $585,000 for the years ended November 30, 2000, 1999, and 1998, respectively.

     Future minimum lease commitments under operating leases as of November 30, 2000 are as follows (in thousands):

                  YEAR ENDED NOVEMBER 30,
                  -----------------------
     2001...................................................           $588
     2002...................................................             68
                                                                       ----
     Total minimum lease and equipment lease payments.......           $656
                                                                       ====

12. SEGMENT AND GEOGRAPHIC INFORMATION

     As of November 30, 2000, the Company operated in two segments, Ingenuus and EDA. The Ingenuus segment includes our business to business collaborative commerce solutions related to InBox, as well as the hardware products and maintenance services related to Novo. The EDA segment includes the development and sale of software tools for Electronic Design Automation, related to Chip & Chip and Verilux. EDA is treated as a separate segment since EDA has separate financial information which is reported directly to the chief operating decision maker. Both segments follow the same accounting principles as those used in the consolidated financial statements.

     The Ingenuus business segment includes the following one-time charges; legal settlement of $2.7 million, impairment of Slim Tech investment of $1.7 million, write-off of purchased technology of $0.9 million and impairment of intangible assets of $0.6 million.

                                                                EDA      INGENUUS    COMPANY
                                                              -------    --------    --------
YEAR ENDED NOVEMBER 30, 2000
Revenues
  Product...................................................  $   537    $  1,127    $  1,664
  Services..................................................       --       1,803       1,803
                                                              -------    --------    --------
                                                                  537       2,930       3,467
Loss from operations........................................   (1,273)    (20,606)    (21,879)
Depreciation and amortization...............................      575       6,708       7,283
Interest income.............................................       --         699         699
Equity losses from joint venture............................       --         (67)        (67)
Assets......................................................      966      37,488      38,454
Capital expenditures on long-lived assets...................       --       2,768       2,768
YEAR ENDED NOVEMBER 30, 1999
Revenues
  Product...................................................  $    --    $     --    $     --
  Services..................................................       --         170         170
                                                              -------    --------    --------
                                                                   --         170         170
Loss from operations........................................   (2,956)     (6,108)     (9,064)
Depreciation and amortization...............................      494       6,625       7,119
Interest income.............................................       --       1,560       1,560
Equity losses from joint venture............................       --        (574)       (574)
Assets......................................................    4,223      41,536      45,759
Capital expenditures on long-lived assets...................       --       1,846       1,846

     Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue is by country, based on the location of the customer. All property and equipment, except for an immaterial amount, is based in the United States and therefore is not disclosed below. Geographic revenue is as follows (in thousands):

                                                                YEAR ENDED
                                                               NOVEMBER 30,
                                                              --------------
                                                               2000     1999
                                                              ------    ----
United States...............................................  $1,884    $122
Asia........................................................   1,533      45
Other International.........................................      50       3
                                                              ------    ----
       Total................................................  $3,467    $170
                                                              ======    ====

     No segment disclosures have been made for the year ended November 30, 1998 since the business is now discontinued.

     For the year ended November 30, 2000, one customer in the Ingenuus segment accounted for approximately 20% of revenue. For the year ended November 30, 1999, one customer in the Ingenuus segment accounted for approximately 65% of revenue.

13. STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Stock

     Each share of Common Stock has the right to one vote. The holders of Common Stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock at the time outstanding having priority rights as to dividends.

     At November 30, 2000, the Company had reserved shares of Common Stock for future issuance as follows (in thousands):

Warrants....................................................      27
Shares available for grant..................................   3,790
Stock options outstanding...................................   6,714
                                                              ------
                                                              10,531
                                                              ======

Treasury Stock

     During fiscal 1999, the Company began acquiring shares of its common stock to help the Company achieve its long term goal of enhancing shareholder value. The Company purchased 0.1 million and 2.1 million shares of common stock at an aggregate cost of $0.5 million and $2.0 million in the year ended November 30, 2000 and 1999 respectively. In the year ended November 30, 2000, the Company also received 0.5 million shares of common stock for an aggregate value of $0.6 million, in connection with the sale of Chip & Chip (see note 9).

     On reissuance of treasury stock, any excess of the average acquisition cost of the shares over the proceeds from reissuance will be charged to accumulated deficit.

14. EMPLOYEE STOCK AND OTHER BENEFIT PLANS

Employee Stock Plans

     In 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"). Under this plan, 4.5 million shares have been reserved for issuance to directors, officers, employees and consultants to the Company at prices not less than the fair market value for incentive stock options. At the 1999 Annual Stockholders Meeting, the stockholders approved a 2 million increase in the number of shares reserved for issuance under the 1996 Plan. These options generally vest and become exercisable at an annual rate of 25%, and expire five to ten years from the date of grant. In March 2000, the vesting schedule was modified to allow options issued under the 1996 Plan to vest 25% in the first year, and monthly thereafter, and also provided for full vesting upon merger or sale of substantially all the assets of the Company.

     In 1997, the Board of Directors adopted the Company's 1997 Director Option Plan (the "Director Plan") and reserved 250,000 shares of common stock for grants of options to each outside director. The Director Plan provides for the automatic grant to outside directors of an option to purchase 25,000 shares of common stock at the time the director joins the board and an option to purchase 5,000 shares of common stock upon the outside director's annual reelection to the Board.

     In 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "2000 Plan"). Under this plan, 5.0 million shares have been reserved for issuance to directors, officers, employees and consultants to the Company at prices not less than the fair market value for incentive stock options. These options generally expire five to ten years from the date of grant. These options generally vest and become exercisable at a rate of 25% in the first year, and monthly thereafter, and expire five to ten years from the date of grant. The 2000 Plan also provides for full vesting upon merger or sale of substantially all the assets of the Company.

     A summary of activity under the 1996 Plan, the Director Plan and the 2000 Plan, is as follows (in thousands, except per share data):

                                                                             OUTSTANDING OPTIONS
                                                                          --------------------------
                                                               SHARES                    WEIGHTED
                                                              AVAILABLE    NUMBER        AVERAGE
                                                              FOR GRANT   OF SHARES   EXERCISE PRICE
                                                              ---------   ---------   --------------
Balances November 30, 1997..................................     3,291       1,449        $6.79
  Options granted...........................................    (5,758)      5,758        $7.38
  Options canceled..........................................     4,278      (4,278)       $8.14
  Options exercised.........................................        --         (75)       $4.32
                                                               -------     -------
Balances November 30, 1998..................................     1,811       2,854        $6.01
Options reserved under the 1996 Plan........................     2,000          --           --
  Options granted...........................................    (6,317)      6,317        $1.17
  Options canceled..........................................     3,878      (3,878)       $4.67
                                                               -------     -------
Balances November 30, 1999..................................     1,372       5,293        $1.22
Options reserved under the 2000 Plan........................     5,000          --           --
  Options granted...........................................    (4,850)      4,850        $1.35
  Options canceled..........................................     2,268      (2,268)       $1.49
  Options exercised.........................................        --      (1,161)       $0.49
                                                               -------     -------
Balances November 30, 2000..................................     3,790       6,714        $1.35
                                                               =======     =======

     At November 30, 2000, 3,625,000 and 165,000 shares were available for future grant under the 2000 Plan and the Director Plan, respectively.

     During fiscal 2000, 190,000 options were issued to sales representatives. These options vest on achievement of certain sales targets and expire 10 years after the date of grant. Compensation expense will be recorded as these targets are met. No compensation expense has been recorded in fiscal 2000 in relation to these grants.

     During fiscal 2000, 27,000 fully vested warrants were issued to consultants. The warrants were valued using the Black-Scholes option pricing model with the following assumptions; risk free interest rate 5.67%, expected life of 5 years, expected volatility 100% and no expected dividends. Compensation expense of $57,000 has been recorded in the Statement of Operations.

     During fiscal 2000, 50,000 options were issued to non-employees under the 1996 Plan. The options vest over 4 years and were valued using the Black-Scholes option pricing model with the following assumptions; risk free interest rate, 5.67%, expected life of 4 years, expected volatility of 100% and no expected dividends. Compensation expense of $16,000 has been recorded in the Statement of Operations.

     Additional information regarding options outstanding as of November 30, 2000 is as follows:

                                                             OPTIONS OUTSTANDING
                                                  -----------------------------------------
                                                            WEIGHTED AVE.                        OPTIONS EXERCISABLE
                                                              REMAINING         WEIGHTED       ------------------------
   RANGE OF                                                  CONTRACTUAL          AVE.                   WEIGHTED AVE.
EXERCISE PRICES                                   NUMBER     LIFE (YRS)      EXERCISE PRICE    NUMBER    EXERCISE PRICE
---------------                                   ------    -------------    --------------    ------    --------------
 $0.18........................................      307          9.0             $0.18           146         $0.18
 $0.69-$0.88..................................    1,073          8.9              0.85           286          0.86
 $0.91-$1.31..................................    3,738          9.4              1.19           495          1.02
 $1.34-$2.00..................................    1,000          9.0              1.57            97          1.83
 $2.28-$4.97..................................      519          9.2              3.48             7          4.25
 $5.00-$8.00..................................       77          8.8              5.84            15          7.16
                                                  -----                                        -----
                                                  6,714          9.0             $1.35         1,046         $2.94
                                                  =====                                        =====

     The weighted average fair value of rights or options granted in fiscal 2000, 1999 and 1998 was $2.94, $1.19 and $5.26, respectively. 1,046,000, 208,000 and 353,000 options were exercisable at November 30, 2000, 1999 and 1998 respectively.

Fair value disclosures

     SFAS 123 requires that the fair value of stock-based awards to employees be calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, which greatly affect the calculated values. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                               YEAR ENDED NOVEMBER 30,
                                                        -------------------------------------
                                                           2000           1999         1998
                                                        -----------    -----------    -------
Risk-free interest rate.............................    5.89%-6.78%    4.47%-5.88%      6.00%
Expected life.......................................        5 years        5 years    5 years
Dividend yield......................................             --             --         --
Volatility..........................................           100%           100%       100%

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Ingenuus Corporation's pro forma information follows:

                                                                  YEAR ENDED NOVEMBER 30,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
Net loss attributable to common stockholders..............    $(21,171)   $(26,298)   $(10,862)
                                                              ========    ========    ========
Net loss -- SFAS 123 adjusted.............................    $(23,503)   $(27,101)   $(13,134)
                                                              ========    ========    ========
Net loss per share-as reported (Note 2) Basic and
  diluted.................................................    $  (0.58)   $  (0.91)   $  (0.43)
                                                              ========    ========    ========
Net loss per share -- SFAS 123 adjusted Basic and
  diluted.................................................    $  (0.65)   $  (0.94)   $  (0.52)
                                                              ========    ========    ========

     The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts. Additional awards in future years are anticipated.

Employee stock purchase plan

     In April 1998, the Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 500,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates once a year in the first year and approximately every six months thereafter. For fiscal 2000, the first offering period commenced in October 1999 and ended on March 31, 2000, and the second offering period commenced in April 2000 and ended on September 30, 2000.

     Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Common Stock at either the first day of each offering period or the date of purchase. In the years ended November 30, 2000, 1999 and 1998, 145,000, 174,000 and 0 shares had been issued under the Purchase Plan at an average price of $0.82 per share.

     The estimated fair value of purchase rights under the Company's Purchase Plan is determined using the Black-Scholes pricing model with the following assumptions for the year ended November 30, 2000; risk-free interest rate -- 6.0%, expected average life -- 0.9 years, expected volatility -- 100% and no expected dividends. The weighted average per share fair value of purchase rights under the Purchase Plan during fiscal 2000 was $0.825.

401(k) Savings Plan

     The Company's 401(k) savings plan (the "401(k) Plan") is a defined contribution retirement plan intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code. Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries to the 401(k) Plan pursuant to the terms of the Plan. Contributions by the Company are discretionary and no contributions have been made by the Company for the years ended November 30, 2000, 1999 and 1998.

15. INCOME TAXES

     The provision for income taxes for the years ended November 30 consists of (in thousands):

                                                                2000        1999       1998
                                                               -------    --------    -------
Current:
  Federal..................................................    $    --    $ (2,100)   $  (632)
  State....................................................         --           4         --
  Foreign..................................................         --          37        266
                                                               -------    --------    -------
       Total current.......................................         --      (2,059)      (366)
                                                               -------    --------    -------
Deferred:
  Federal..................................................         --       1,790        583
  State....................................................         --         310         47
                                                               -------    --------    -------
       Total deferred......................................         --       2,100        630
                                                               -------    --------    -------
       Total provision for income taxes....................    $    --    $     41    $   264
                                                               =======    ========    =======

     The provision for income taxes has been included within the loss from discontinued operations within the Statement of Operations.

     The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income before taxes as a result of the following (in thousands):

                                                                 2000       1999       1998
                                                                -------    -------    -------
Income tax benefit..........................................    $(7,198)   $(8,927)   $(2,119)
In process research and development.........................        314      1,404         --
Goodwill amortization.......................................      1,849         --         --
State income taxes, net of federal benefit..................     (1,235)         4       (367)
Net operating losses not benefitted.........................      6,448      7,328      2,601
Other.......................................................       (178)       232        149
                                                                -------    -------    -------
       Total provision for income taxes.....................    $    --    $    41    $   264
                                                                =======    =======    =======

     The deferred tax assets valuation allowance at November 30, 2000 is attributed to U.S. federal and state deferred tax assets, which result primarily from the tax effect of future reversing temporary differences and net operating loss carryforwards. Management believes that the realization of deferred tax assets was not assured at November 30, 2000. Significant components of the Company's deferred tax assets were as follows (in thousands):

                                                                       NOVEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
Deferred tax assets:
  Net operating loss........................................  $ 10,885    $ 5,525    $ 1,075
  Expenses not currently deductible.........................  3,554...      2,530      3,026
  Depreciation and amortization.............................     1,023         43        191
  Tax credit carryforwards..................................  915.....      1,831        409
                                                              --------    -------    -------
  Deferred tax assets.......................................    16,377      9,929      4,701
  Less: valuation allowance.................................   (16,377)    (9,929)    (2,601)
                                                              --------    -------    -------
Net deferred tax assets.....................................  $     --    $    --    $ 2,100
                                                              ========    =======    =======

     At November 30, 2000, the Company had net operating loss carryforwards available to offset future taxable income for federal and state income taxes purpose of approximately $24 million and $11 million, respectively. These carryforwards expire between 2005 through 2020 if not utilized before these dates.

     Under the tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitation in the amount of net operating losses that the Company may utilize in any year include, but are not limited to, a cumulative ownership change of more than 50% as defined, over a three-year period.

16. (LOSS) EARNINGS PER SHARE

     In accordance with the disclosure requirements of SFAS 128, the following table sets forth a reconciliation of the numerator and denominator used to calculate basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                  YEAR ENDED NOVEMBER 30,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
Numerator:
  Loss from continuing operations...........................  $(22,912)   $ (8,028)   $ (2,592)
  Loss from discontinued operations.........................    (2,693)    (18,270)     (3,942)
  Gain on disposal of discontinued operations...............     4,434          --          --
  Accretion of mandatorily redeemable convertible preferred
     stock to redemption value..............................        --          --      (4,328)
                                                              --------    --------    --------
  Net loss attributable to common stockholders..............  $(21,171)   $(26,298)   $(10,862)
                                                              ========    ========    ========
Denominator -- Basic and diluted earnings (loss) per share
  Weighted average common stock outstanding.................    36,292      28,831      25,258
                                                              ========    ========    ========
Earnings (loss) per share -- basic and diluted
  Loss from continuing operations...........................  $  (0.63)   $  (0.28)   $  (0.10)
  Loss from discontinued operations.........................     (0.07)      (0.63)      (0.16)
  Gain on disposal of discontinued operations...............      0.12          --          --
  Accretion of mandatorily redeemable convertible preferred
     stock to redemption value..............................        --          --       (0.17)
                                                              --------    --------    --------
  Net loss attributable to common stockholders..............  $  (0.58)   $  (0.91)   $  (0.43)
                                                              ========    ========    ========

                                                                  YEAR ENDED NOVEMBER 30,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
Antidilutive securities including options and warrants, not
  included in diluted net loss per share calculation........
Stock options...............................................     6,714       4,864       2,893
Shares subject to repurchase rights.........................        --         243         423
Stock warrants..............................................        27          --          --
                                                              --------    --------    --------
Total antidilutive securities...............................     6,741       5,107       3,316
                                                              ========    ========    ========

17. LEGAL PROCEEDINGS

CLASS ACTION LAWSUITS

     On July 1, 1998, a class action lawsuit, Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037 ("the Jonas Complaint"), was filed in the Superior Court for the State of California, County of Santa Clara. The Jonas Complaint alleged that Aspec Technology, Inc. (the "Company") and certain of its officers, directors and the underwriters of the Company's initial public offering, violated California Corporations Code Sections 25400 and 25500, and California Business and Professions Code Sections 17200 and 17500 by making false and misleading statements about the Company's financial condition. The action was purportedly brought on behalf of all persons who purchased the Company's stock during the period from April 28, 1998 through June 25, 1998. On July 2, 1998, July 27, 1998, and August 17, 1998, three additional complaints were filed in state court against the Company and certain of its officers, directors, entitled respectively, William Neuman, et al. v. Aspec Technology, Inc., et al., No. CV-775089 ("the Neuman Complaint"); Martin L. Klotz, on behalf of the Martin Klotz Defined Benefit Profit Sharing Plan, et al. v. Aspec Technology, Inc., et al., No. CV-775591 ("the Klotz Complaint"); Glen O. Ressler and Thelma M. Ressler, et al., v. Aspec Technology, Inc., et al. No. CV-776065 ("the Ressler Complaint"). In addition to alleging the same violations of the Corporations Code as the three other complaints, the Klotz Complaint also alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933, and a class period of April 28, 1998 through June 30, 1998. The complaints sought unspecified damages. A fifth similar complaint, filed in federal court, was later dismissed.

     On January 29, 1999, the plaintiffs consolidated the pending class action cases and filed a Consolidated Amended Complaint, styled Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037. The Consolidated Amended Complaint, purportedly brought on behalf of all persons who purchased the Company's stock between April 27, 1998 and June 30, 1998, alleges that the Company and certain of its officers and directors, as well as its underwriters, violated Sections 25400 and 25500 of the California Corporations Code, and Sections 11 and 15 of the Securities Act of 1933 (except as to the underwriters). On June 7, 1999, the Company and certain of the individual defendants ("the Aspec Defendants") filed demurrers to the Consolidated Complaint. On June 9, 1999, the plaintiffs filed a motion for summary adjudication of their claims against the Company under Section 11 of the Securities Act. The plaintiffs also moved to certify a plaintiff class.

     On August 26, 1999, the court heard argument on the defendants' demurrers. The court sustained the demurrers in part and overruled them in part. Specifically, the court held that the plaintiffs had not pleaded their claims under California Corporations Code Section 25400 with sufficient particularity and granted plaintiffs leave to amend this claim. The court overruled the defendants' demurrers to the Section 11 claim. Thereafter, plaintiffs withdrew their motion for summary adjudication. Plaintiffs filed their First Amended Class Action Complaint, under seal, on October 18, 1999.

     On January 11, 2000, the defendants filed demurrers to Count I of the First Amended Complaint which alleged claims under California Corporations Code Sections 25400/25500. The Aspec Defendants demurred to Count I on the basis that plaintiffs had not pleaded facts demonstrating that the defendants had acted with scienter. The Aspec Defendants also moved to strike certain allegations in the complaint. The motions were fully briefed, and the court heard oral arguments on defendants' demurrers and motion to strike, and plaintiffs' motion for class certification on February 24, 2000. The court overruled the defendants' demurrers, denied the motion to strike and took the motion for class certification under submission. Thereafter, on March 13, 2000, the Aspec Defendants answered the plaintiffs' unverified complaint, generally denying all allegations and asserting affirmative defense.

     On March 16, 2000, the court certified a plaintiff class and appointed Representative Plaintiffs. On that same date, the court found, sua sponte, that the case is complex, and pursuant to a pilot program implemented in the Superior Court for Santa Clara County, assigned it to a single judge for all purposes. The Representative Plaintiffs thereafter re-noticed their motion for summary adjudication of the Section 11 claim: however, that motion has not been heard.

     On or about December 1, 2000, the Aspec Defendants, the underwriter, Representative Plaintiffs and non-party Deloitte & Touche LLP, the Company's former auditor, executed a Memorandum of Understanding, with the objective of settling the class action litigation. Although the settlement is not final, and is subject to preliminary and final court approval, the agreement calls for the Company (now known as Ingenuus Corporation) to pay $1.4 million into the settlement fund and upon final approval of the settlement by the court, to issue
1.75 million shares of common stock to the plaintiff class.

     As of November 30, 2000, the settlement cost has been accrued, including the stock element, using a price of $0.50 per share, the fair market value of Ingenuus' stock at November 30, 2000.

DERIVATIVE LAWSUIT

     Certain of the Company's current and former officers, directors and shareholder entities were also named as defendants in a derivative lawsuit styled Linda Willinger, IRA, et al. v. Conrad Dell'Oca et al., No. CV-778007, filed on November 12, 1998, in the Superior Court of Santa Clara County. The derivative action alleges facts similar to those in the class action and also alleges that certain of the directors caused the Company to conduct the initial public offering in order to redeem certain preferred stock. The Company filed a demurrer to that Complaint on June 8, 1999 on behalf of certain of the officer and director defendants and the Company, which has been named as nominal defendant, ("the Aspec Derivative Defendants"). Thereafter, the Derivative Plaintiffs requested that the Aspec Derivative Defendants' assent to the dismissal of their complaint and the filing of an amended complaint. Derivative Plaintiffs filed their First Amended Shareholders' Derivative Complaint on September 2, 1999.

     The Aspec Derivative Defendants demurred to that complaint on November 12, 1999, on the basis that the nominal plaintiffs had failed to make a demand on the Board of Directors before filing the derivative lawsuit, and that they had also failed to plead sufficient facts to excuse a pre-suit demand. After the matter was fully briefed, the court heard argument on January 25, 2000. On January 27, 2000, the court sustained the Aspec Derivative Defendants' demurrers with sixty days leave to amend.

     The parties later stipulated that the plaintiffs would have additional time in which to file an amended complaint, as well as to re-notice a motion to compel the production of electronically-stored documents and records from the Company and to notice the deposition of a witness from the Company to testify concerning the storage of such documents and records.

     On or about December 1, 2000, certain of the Aspec Derivative Defendants, including nominal defendant, the Company, the plaintiffs, and non-party Deloitte & Touche LLP, the Company's former auditor, executed a Memorandum of Understanding, with the objective of settling the derivative litigation. Although the settlement is not final, and is subject to preliminary and final court approval, the Company has agreed to make certain changes to its Audit Committee Charter, and to pay $395,000 in plaintiff's legal fees and expenses. As of November 30, 2000, the settlement cost has been accrued.

     On February 23, 2001, at a hearing before Judge Conrad Rushing, the parties advised the Court that they had reached agreement on a Stipulation of Settlement, which they provided to the Court. The settlement would fully and finally settle and resolve the derivative litigation, including a dismissal of the action with prejudice as to all defendants. The Stipulation requires the Company to pay the derivative plaintiffs' attorneys' fees in the amount of $395,000, as well as to make certain changes to the Company's audit committee charter. Upon the effective date, which includes the occurrence of the effective date of a separate Stipulation of Settlement to be agreed upon and approved by the Court in the Class Action, the parties to the Stipulation in the derivative litigation will release one another from claims arising from or relating to the derivative action, as set forth in the Stipulation. At this time, the Company cannot be certain whether the Court will enter the Judgment and Order in the form proposed by the parties.

OTHER LITIGATION

     On June 21, 1999, a lawsuit entitled Cadabra Design Technology, Inc. v. Aspec Technology, Inc., No. CV-782691, was filed in the Superior Court, County of Santa Clara. Plaintiff's complaint sought damages in excess of $1 million for an alleged breach of a commercial software licensing agreement entered into by Cadabra Design Technology, Inc. ("Cadabra") and the Company on or about August 18, 1998. On August 6, 1999, the Company answered the complaint -- denying liability and asserting various affirmative defenses -- and filed a cross-complaint seeking damages according to proof and equitable relief for breach of contract, conversion, and negligent misrepresentation on the part of Cadabra. On February 16, 2000, the parties executed a Settlement Agreement and General Release in the case, pursuant to which the Company paid Cadabra $600,000 in full and final satisfaction of all claims related to the parties' software licensing agreement. On March 1, 2000, the case was dismissed in accordance with the parties Settlement Agreement.

     Aspec Technology, Inc. v. Compaq Computers, Inc. was filed on December 28, 1998 in the Superior Court of California, Santa Clara County, No. CV778943. By the Company's complaint, they sought to collect the principal sum of $403,344, plus interest, attorney's fees and costs, from Compaq, alleging that Compaq had breached a contract to purchase certain of the Company's library software. Compaq filed a counter claim alleging that the Company had breached the contract by failing to deliver in functional form the promised software on the schedule promised, as well as alleging fraudulent misrepresentation relating to the contract. The counter claim alleges unspecified damages in excess of $25,000. A settlement was entered into under which Compaq paid the Company $185,000. Dismissals of the lawsuit have been filed with the court by all parties.

     On September 23, 1999, a lawsuit entitled Lesley Nemeth v. Aspec Technology Inc., was filed in Superior Court, County of Santa Clara No. DC 383204. Plaintiff is a former consultant to the Company who seeks in her complaint damages in the sum of $12,600 plus interest and attorney's fees. On November 23, 1999 the court ordered the matter to binding arbitration administered by the American Arbitration Association ("AAA"). Plaintiff filed her arbitration claim with the AAA on or about March 2, 2000. An arbitrator was appointed, and the arbitration was scheduled for September 8, 2000. The arbitration date was suspended by the AAA, and, as of this time has not been rescheduled. The court case was dismissed by the court for failure by the plaintiff to appear at an arbitration review conference. Plaintiff has filed a motion to vacate the dismissal.

NASDAQ INQUIRY

     On September 4, 1998, the Company received an informal request for information from the NASDAQ Listing Investigations Staff. NASDAQ requested information concerning the Company's financial accounting and internal controls. The Company has provided information in response to the informal inquiry. NASDAQ held a de-listing inquiry on December 17, 1998 at which the Company appeared through counsel and provided information. As of February 25, 1999, the NASDAQ determined that the Company would remain listed on the NASDAQ.

SEC INQUIRY

     In January 1999, the Company received an informal inquiry from the Securities and Exchange Commission ("SEC") Staff that the Company believes relates to the restatement of the Company's financial statements in

1998. The Company provided information in response to the SEC requests through March 1999 and has received no inquiries from the SEC since that time.

     Certain provisions of the Company's Certificate of Incorporation and indemnification agreements between the Company and its officers require the Company to advance to such officers ongoing legal expenses of defending the above lawsuits and may require the Company to indemnify them against judgments rendered on certain claims. The Company may incur significant legal expenses on its behalf and on behalf of such officers in connection with this litigation. In addition, defending this litigation has resulted, and will likely continue to result, in the diversion of management's attention from the day to day operations of the business. There can be no assurance that this stockholder litigation will be resolved in the Company's favor. An adverse result, settlement or prolonged litigation would have a material adverse effect on the business, financial condition, results of operations or cashflows.

18. SUBSEQUENT EVENTS

     On December 19, 2000, the Company received notice from NASDAQ that the Company's common stock had failed to maintain a minimum bid price of $1.00 over the prior thirty (30) consecutive trading days as required by Market Place Rule 4450(a)(5) (the "Rule"). The Company has until March 19, 2001 to regain compliance with the Rule or the Company's Common Stock may be delisted with NASDAQ. Regaining compliance requires, in part, that the Company's Common Stock trade at or above the $1.00 minimum price for ten (10) consecutive days. To date, the company has not regained compliance.

     In January 2001, the Board of Directors approved a proposition to reduce the exercise price of all employees and consultants stock options outstanding to $0.38 per share, the fair market value of the Company's common stock as of January 8, 2001. As a result of such modification, all options eligible to the offer will be subject to variable plan accounting until the option is exercised, cancelled or expires. Any future increase in stock market price will result in additional compensation expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

1.   FINANCIAL STATEMENTS

     The following consolidated financial statements of Ingenuus Corporation are contained in Part II, Item 8 of this Report on Form 10-K:

    Report of Independent Accountants
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Cash Flows
     Consolidated Statements of Stockholders' Equity
     Notes to Consolidated Financial Statements

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

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                BALANCE     ADDITIONS
                                                  AT        CHARGED TO
                                               BEGINNING    COSTS AND                    BALANCE AT
DESCRIPTION                                    OF PERIOD     EXPENSES     DEDUCTIONS    END OF PERIOD
-----------                                    ---------    ----------    ----------    -------------
Allowance for Doubtful Accounts
  November 30, 1998........................     $  300        1,150          (179)         $ 1,271
  November 30, 1999........................     $1,271          817          (859)         $ 1,229
  November 30, 2000........................     $1,229         (563)         (130)         $   536
Valuation Allowance for Deferred Tax Assets
  November 30, 1998........................     $   --        2,601            --          $ 2,601
  November 30, 1999........................     $2,601        7,328            --          $ 9,929
  November 30, 2000........................     $9,929        6,448            --          $16,377

3.   REPORTS ON FORM 8-K

     Reports on Form 8-K were filed by the registrant during the year ended November 30, 2000.

EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION OF DOCUMENT
--------   -----------------------
  3.1(1)   Restated Certificate of Incorporation of Registrant.
  3.3(1)   Bylaws of Registrant.
  4.2(1)   Form of Common Stock Certificate.
 10.1(1)   Form of Indemnification Agreement.
 10.2*     1996 Stock Plan, as amended, and Form of Stock Option
           Agreement.
10.3(1)*   1997 Employee Stock Purchase Plan, as amended, and form of
           Subscription Agreement.
10.4(1)*   1997 Director Stock Option Plan and form of Director Option
           Agreement.
 10.5(2)   Agreement and Plan of Reorganization dated as of July 29,
           1999 among the Registrant, Merger Sub, Verilux Design
           Corporation and certain shareholders of Verilux Design.
 10.6(2)   Agreement and Plan of Reorganization dated as of July 30,
           1999 among the Registrant, Merger Sub, Chip & Chip, Inc.,
           and certain shareholders of Chip & Chip, Inc.
 10.7(2)   Agreement and Plan of Reorganization dated as of October 20,
           1999 among the Registrant, Merger Sub, Novo Systems
           Corporation, and certain shareholders of Novo Systems
           Corporation.
 10.8*     2000 Stock Plan, as amended, and Form of Stock Option
           Agreement.
 21.1(2)   Subsidiaries of the Registrant.
 23.1      Consent of Independent Accountants.
 24.1      Power of Attorney (see page 55).

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

(2) Incorporated by reference to an exhibit of the same number with the Company's Form 10-K filed with the Securities and Exchange Commission for fiscal year 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Clara, State of California, on the 28th day of February, 2001.

                                          INGENUUS CORPORATION
                                                   /s/ RAYMOND GRAMMER
                                          By:
                                          --------------------------------------

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 28, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                                              TITLE
---------                                                              -----
           /s/ MICHAEL J. CARROLL              President and Chief Executive Officer and Director
---------------------------------------------  (Principal Executive Officer)
            (Michael J. Carroll)

             /s/ RAYMOND GRAMMER               Chief Financial Officer (Principal Financial and
---------------------------------------------  Accounting Officer)
              (Raymond Grammer)

           /s/ CONRAD J. DELL'OCA              Chairman of the Board and Director
---------------------------------------------
            (Conrad J. Dell'Oca)

             /s/ RONALD K. BELL                Director
---------------------------------------------
              (Ronald K. Bell)

              /s/ DAVID K. LAM                 Director
---------------------------------------------
               (David K. Lam)

                /s/ AL WILSON                  Director
---------------------------------------------
                 (Al Wilson)

EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION OF DOCUMENT
--------   -----------------------
  3.1(1)   Restated Certificate of Incorporation of Registrant.
  3.3(1)   Bylaws of Registrant.
  4.2(1)   Form of Common Stock Certificate.
 10.1(1)   Form of Indemnification Agreement.
 10.2*     1996 Stock Plan, as amended, and Form of Stock Option
           Agreement.
10.3(1)*   1997 Employee Stock Purchase Plan, as amended, and form of
           Subscription Agreement.
10.4(1)*   1997 Director Stock Option Plan and form of Director Option
           Agreement.
 10.5(2)   Agreement and Plan of Reorganization dated as of July 29,
           1999 among the Registrant, Merger Sub, Verilux Design
           Corporation and certain shareholders of Verilux Design.
 10.6(2)   Agreement and Plan of Reorganization dated as of July 30,
           1999 among the Registrant, Merger Sub, Chip & Chip, Inc.,
           and certain shareholders of Chip & Chip, Inc.
 10.7(2)   Agreement and Plan of Reorganization dated as of October 20,
           1999 among the Registrant, Merger Sub, Novo Systems
           Corporation, and certain shareholders of Novo Systems
           Corporation.
 10.8*     2000 Stock Plan, as amended, and Form of Stock Option
           Agreement.
 21.1(2)   Subsidiaries of the Registrant.
 23.1      Consent of Independent Accountants.
 24.1      Power of Attorney (see page 53).

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

(2) Incorporated by reference to an exhibit of the same number with the Company's Form 10-K filed with the Securities and Exchange Commission for fiscal year 1999.