Form 10-Q
period 2001-02-28
INGENUUS CORP
filed 2001-04-11
CIK 1031911

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

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-22565

                              INGENUUS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0298386
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

     830 E. ARQUES AVENUE, SUNNYVALE, CA                           94085
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 774-2199

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock outstanding as of February 28, 2001 was 36,810,745.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INGENUUS CORPORATION

                                   FORM 10-Q
                    FOR THE QUARTER ENDED FEBRUARY 28, 2001

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.................    1
         a) Condensed Consolidated Statements of Operations for the      1
         three months ended February 28, 2001 and February 29,
            2000.....................................................
         b) Condensed Consolidated Balance Sheets at February 28,        2
         2001 and
            November 30, 2000........................................
         c) Condensed Consolidated Statements of Cash Flows for the      3
         three months ended February 28, 2001 and February 29,
            2000.....................................................
         d) Notes to Condensed Consolidated Financial Statements.....    4
Item 2.  Management's Discussion and Analysis of Financial Condition    11
         and Results of Continuing and Discontinued Operations.......

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   22
Item 6.  Exhibits....................................................   25
SIGNATURES...........................................................   26

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INGENUUS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                     QUARTER ENDED
                                                              ----------------------------
                                                              FEBRUARY 28,    FEBRUARY 29,
                                                                  2001            2000
                                                              ------------    ------------
Revenue.....................................................    $   707         $   310
Cost of revenue.............................................        572             229
                                                                -------         -------
Gross profit................................................        135              81
                                                                -------         -------
Operating expenses:
  Research and development..................................        952           1,176
  Sales and marketing.......................................        924             119
  General and administrative................................      1,234           2,336
  Write-off of purchased technology.........................         --             925
  Amortization -- goodwill..................................      1,074           1,240
                                                                -------         -------
          Total operating expenses..........................      4,184           5,796
                                                                -------         -------
Loss from operations........................................     (4,049)         (5,715)
Interest and other income, net..............................         89             228
Gain (Loss) on sale of investment...........................      2,380              --
Equity losses from joint venture............................         --             (67)
                                                                -------         -------
Loss from continuing operations.............................     (1,580)         (5,554)
Loss from discontinued operations...........................         --          (2,414)
Provision for income taxes..................................         --              --
                                                                -------         -------
Net loss....................................................     (1,580)         (7,968)

EARNINGS (LOSS) PER SHARE -- BASIC AND DILUTED
Continuing operations.......................................    $ (0.04)        $ (0.16)
Discontinued operations.....................................    $ (0.00)        $ (0.06)
Net loss per share attributable to common stockholders......    $ (0.04)        $ (0.22)
                                                                =======         =======
Shares used in basic and diluted per share calculation......     36,803          35,463
                                                                =======         =======

     See accompanying notes to condensed consolidated financial statements.

                              INGENUUS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              FEBRUARY 28,    NOVEMBER 30,
                                                                  2001            2000
                                                              ------------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $  7,495        $  8,789
  Short-term investments....................................       4,916           5,972
  Accounts receivable, (net of allowance)...................         596             553
  Income taxes receivable...................................       2,089           2,089
  Note receivable...........................................       2,914           3,833
  Prepaid expenses and other current assets.................         153             186
                                                                --------        --------
          Total current assets..............................      18,163          21,422
Property and equipment, net.................................         643             808
Goodwill and other intangible assets........................      13,469          14,542
Restricted cash.............................................         106             106
Net assets of Chip & Chip...................................       1,401           1,401
Investments and other assets................................         144             175
                                                                --------        --------
          Total assets......................................    $ 33,926        $ 38,454
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  1,267        $  1,682
  Accrued liabilities.......................................       4,305           6,040
  Deferred revenue..........................................         488             527
                                                                --------        --------
          Total current liabilities.........................       6,060           8,249
Other liabilities, long term................................         219             219
                                                                --------        --------
          Total liabilities.................................       6,279           8,468
                                                                --------        --------
Commitments and contingencies
Stockholders' equity:
  Common stock..............................................     102,579         102,577
  Treasury stock............................................      (3,085)         (3,085)
  Accumulated other comprehensive income....................       4,396           5,132
  Accumulated deficit.......................................     (76,243)        (74,638)
                                                                --------        --------
          Total stockholders' equity........................      27,647          29,986
                                                                --------        --------
          Total liabilities and stockholders' equity........    $ 33,926        $ 38,454
                                                                ========        ========

     See accompanying notes to condensed consolidated financial statements.

                              INGENUUS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     QUARTER ENDED
                                                              ----------------------------
                                                              FEBRUARY 28,    FEBRUARY 29,
                                                                  2001            2000
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(1,580)        $ (7,968)
  Adjustments from operating activities:
  Realized gain on Virage Logic shares......................     (2,380)              --
  Write-off purchase technology.............................         --              925
  Gain on sale of fixed assets..............................          2               --
  Equity loss from joint venture............................         --               67
  Depreciation and amortization.............................      1,237            2,906
  Changes in assets and liabilities
Accounts receivable:
     Billed.................................................        (43)           1,629
     Unbilled...............................................         --             (120)
  Prepaid expenses and other current assets.................        (17)            (149)
  Inventory.................................................         --              (28)
  Accounts payable..........................................       (415)          (1,450)
  Accrued and other liabilities.............................     (1,736)            (311)
  Customer advances.........................................        (39)           1,920
                                                                -------         --------
          Net cash used for operating activities............     (4,971)          (2,579)
                                                                -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Inbox -- Net of cash.......................         --           (7,603)
  Net proceeds from sale of discontinued operations.........      1,000               --
  Proceeds from -- Virage Logic shares......................      2,700               --
  Purchases of property and equipment.......................         --             (473)
                                                                -------         --------
          Net cash provided/(used)for investing
            activities......................................      3,700           (8,076)
                                                                -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................          2              239
  Collection of stockholder notes receivable................         --               98
                                                                -------         --------
          Net cash provided by financing activities.........          2              337
                                                                -------         --------
Effective exchange rate changes on cash and cash
  equivalents...............................................        (25)              --
Net decrease in cash and equivalents........................     (1,294)         (10,318)
Cash and equivalents, beginning of period...................      8,789           23,884
                                                                -------         --------
Cash and equivalents, end of period.........................    $ 7,495         $ 13,566
                                                                =======         ========

     See accompanying notes to condensed consolidated financial statements.

                              INGENUUS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Ingenuus Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2001 or for any other period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended November 30, 2000 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 28, 2001.

2. DISCONTINUED OPERATIONS

     On April 6, 2000, the Company sold its semiconductor intellectual property, library development and design tools and service business ("SIP Business") to DII Semiconductor Inc. ("DII") for $11.3 million ($5.5 million in cash and $972,000 due every quarter for the next six quarters beginning July 30, 2000). As a result, the operations of the SIP Business have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes.

     Revenues for the SIP Business were $1.3 million for the first quarter of fiscal 2000.

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

     A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                             QUARTER ENDED
                                                      ----------------------------
                                                      FEBRUARY 28,    FEBRUARY 29,
                                                          2001            2000
                                                      ------------    ------------
                                                              (UNAUDITED)
Loss from continuing operations.....................    $(1,580)        $(5,554)
Loss from discontinued operations...................         --          (2,414)
                                                        -------         -------
Net loss............................................    $(1,580)        $(7,968)
                                                        =======         =======
Denominator -- Basic and diluted EPS common stock
  outstanding.......................................     36,803          35,463
                                                        -------         -------
EARNINGS PER SHARE -- BASIC AND DILUTED
Loss from continuing operations.....................    $ (0.04)        $ (0.16)
Loss from discontinued operations...................         --           (0.06)
                                                        -------         -------
Net loss............................................    $ (0.04)        $ (0.22)
                                                        =======         =======

                              INGENUUS CORPORATION

                                  (UNAUDITED)

4. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of the fiscal year beginning after June 15, 2000.

     The Company adopted SFAS 133 in the first quarter of fiscal 2001. The adoption of SFAS 133 and SFAS 137 is not expected to have a material effect on the Company's financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial position or results of operations. The Company adopted SAB 101 in the first quarter of fiscal 2001.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25." FIN 44 becomes effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000.

5. COMPREHENSIVE INCOME (LOSS)

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their components in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings in the equity section of a statement of financial position.

     The Company's total comprehensive income (loss) was as follows (in thousands):

                                                             QUARTER ENDED
                                                      ----------------------------
                                                      FEBRUARY 28,    FEBRUARY 29,
                                                          2001            2000
                                                      ------------    ------------
Net Loss............................................     (1,580)         (7,968)
Other comprehensive income:
Realized gain -- previously recognized..............     (1,942)             --
Unrealized holding gain on available-for-sale
  marketable securities.............................      1,238              --
                                                         ------          ------
Comprehensive Income/(Loss).........................     (2,284)         (7,968)
                                                         ======          ======

6. INVESTMENTS

  Investment in Virage Logic

     In fiscal 1998, the Company made a private equity investment in Virage Logic Corp. ("Virage"), for an aggregate cost of $0.8 million. As of November 30, 1999 this investment was carried at cost in the balance sheet as the Company's ownership interest in Virage was less than 20%. The equity securities comprising this

                              INGENUUS CORPORATION

                                  (UNAUDITED)

investment have been publicly traded since Virage completed an initial public offering of its Common Stock in August 2000. As of February 28, 2001, the investment is held at fair value and is classified in current assets, as the Company intends to realize this investment in the short term. As of the quarter ended February 28, 2001, the Company sold 200,000 of the 525,000 shares held, for $2.7 million. The unrealized gain of $4.4 million is recognized in other comprehensive income, in accordance with SFAS 115, "Accounting for certain investments in debt and equity securities". Subsequent to the quarter ended February 28, 2001, the Company sold an additional 100,000 of the shares for $1.5 million.

  Impairment of Investment in Slim Technology

     During the first quarter of fiscal 1999, the Company purchased a 40% interest in Slim Technology Co, Ltd., a Korean company ("Slim Tech"), at a cost of $2.3 million. Slim Tech performs semiconductor design services for Korean customers. With the disposal of the SIP business in April 2000 and the Company's new focus as a software business to business collaborative commerce company, the investment in Slim Tech was no longer strategic to the Company's operations, and as a result, the Board of Directors authorized management to sell the investment. Based on a number of factors, including the failure to find a buyer for the investment and recurring operating losses generated from the investment, and in accordance with the provisions of APB 18 "The Equity Method of Accounting for Investments in Common Stock", management assessed that there had been a permanent decline in the value of this investment. An impairment charge of $1.7 million was recorded in fiscal 2000 to write down the value of the investment.

7. SALE OF CHIP & CHIP, INC.

     On June 13, 2000, the Company entered into an Asset Purchase Agreement with the Management of Chip & Chip, part of the Electronic Design Automation ("EDA") segment of the company. Chip & Chip Management purchased the assets and certain liabilities of Chip & Chip Inc. ("Chip & Chip"), for $2,580,000, (payable in three installments over the next two years). The proceeds are secured on 1 million Ingenuus shares and 0.7 million fully vested options held by Chip & Chip management, and 1 million shares of Chip & Chip. The gain of $292,000 from the sale has been deferred and will be recognized as the payments are received.

     The Company received the first installment of the sales consideration on the due date in the fourth quarter of fiscal 2000, $242,000 in cash and $633,000 by surrendering 500,000 shares of Ingenuus stock to the Company. The remaining two equal installments are due in October 2001 and July 2002.

8. SEGMENT AND GEOGRAPHIC INFORMATION

     As of February 28, 2001, the Company operated in two segments, EDA and Ingenuus. The EDA segment includes the development and sale of software tools for Electronic Design Automation, related to Verilux Design Technology ("Verilux"). The Ingenuus segment includes the business to business collaborative commerce solutions related to Inbox Software, Inc. ("Inbox"), as well as the hardware and software maintenance services related to Novo Systems ("Novo"). For the three months ended February 28, 2001, Verilux is included in the EDA segment and Novo and Inbox are included in the Ingenuus segment.

     The activities of Verilux and Chip & Chip for the three months ended February 29, 2000 involved primarily research and development ("R&D") expenditures and general administrative expenses.

     The activities of the Ingenuus segment for the three months ended February 28, 2001, excluding amortization of goodwill, involved mainly activities surrounding product sales, system maintenance revenue, R&D expenditures and general administrative expenses.

                              INGENUUS CORPORATION

                                  (UNAUDITED)

                                                           EDA     INGENUUS    COMPANY
                                                          -----    --------    -------
THREE MONTHS ENDED FEBRUARY 28, 2001
Revenue.................................................  $ 261    $   446     $   707
Loss from operations....................................     17     (4,066)     (4,049)
Depreciation and Amortization...........................     78      1,159       1,237
Assets..................................................    888     33,038      33,926
Capital expenditures on long-lived assets...............     --         --          --
THREE MONTHS ENDED FEBRUARY 29, 2000
Revenue.................................................  $  --    $   310     $   310
Loss from operations....................................   (486)    (5,229)     (5,715)
Depreciation and Amortization...........................    195      1,045       1,240
Assets..................................................  2,843     45,447      48,290
Capital expenditures on long-lived assets...............    319        143         462

     Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue is by country, based on the location of the customer. All property and equipment, except for an immaterial amount, is based in the United States and therefore is not disclosed below. Geographic revenue for each of the three month periods ended February 28, 2001 and February 29, 2000 is as follows (in thousands):

                                                             QUARTER ENDED
                                                      ----------------------------
                                                      FEBRUARY 28,    FEBRUARY 29,
                                                          2001            2000
                                                      ------------    ------------
United States.......................................      $172            $160
Asia................................................       520             147
Other International.................................        15               3
                                                          ----            ----
          Total.....................................      $707            $310
                                                          ====            ====

     Major Customers -- For the quarter ended February 28, 2001 revenue from five customers accounted for 35.3%, 15%, 12%, 10.2%, and 5% for a total of 77.5%. For the quarter ended February 29, 2000 five customers accounted for 46.8%, 15.6%, 5.6%, 5.4% and 4.9% for a total of 78.3%.

9. CONTINGENCIES

CLASS ACTION LAWSUITS

     On July 1, 1998, a class action lawsuit, Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037 ("the Jonas Complaint"), was filed in the Superior Court for the State of California, County of Santa Clara. The Jonas Complaint alleged that Aspec Technology, Inc. (now know as Ingenuus Corporation, the "Company") and certain of its officers, directors and the underwriters of the Company's initial public offering, violated California Corporations Code Sections 25400 and 25500, and California Business and Professions Code Sections 17200 and 17500 by making false and misleading statements about the Company's financial condition. The action was purportedly brought on behalf of all persons who purchased the Company's stock during the period from April 28, 1998 through June 25, 1998. On July 2, 1998, July 27, 1998, and August 17, 1998, three additional complaints were filed in state court against the Company and certain of its officers, directors, entitled respectively, William Neuman, et al. v. Aspec Technology, Inc., et al., No. CV-775089 ("the Neuman Complaint"); Martin
L. Klotz, on behalf of the Martin Klotz Defined Benefit Profit Sharing Plan, et al. v. Aspec Technology, Inc., et al., No. CV-775591 ("the Klotz Complaint"); Glen O. Ressler and Thelma M. Ressler, et al., v. Aspec Technology, Inc., et al.,. No. CV-776065 ("the Ressler Complaint"). In addition to alleging the same violations of the Corporations Code as the three other complaints, the Klotz Complaint also alleged violations of Sections 11, 12, and 15 of the Securities Act of

                              INGENUUS CORPORATION

                                  (UNAUDITED)

1933, and a class period of April 28, 1998 through June 30, 1998. The complaints sought unspecified damages. A fifth similar complaint, filed in federal court, was later dismissed.

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

     On January 11, 2000, the defendants filed demurrers to Count I of the First Amended Complaint which alleged claims under California Corporations Code Sections 25400 and 25500. The Aspec Defendants demurred to Count I on the basis that plaintiffs had not pleaded facts demonstrating that the defendants had acted with scienter. The Aspec Defendants also moved to strike certain allegations in the complaint. The motions were fully briefed, and the court heard oral arguments on defendants' demurrers and motion to strike, and plaintiffs' motion for class certification on February 24, 2000. The court overruled the defendants' demurrers, denied the motion to strike and took the motion for class certification under submission. Thereafter, on March 13, 2000, the Aspec Defendants answered the plaintiffs' unverified complaint, generally denying all allegations and asserting affirmative defense.

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

     On or about December 1, 2000, the Aspec Defendants, the underwriter, Representative Plaintiffs and non-party Deloitte & Touche LLP, the Company's former auditor, executed a Memorandum of Understanding, with the objective of settling the class action litigation. Although the settlement is not final, and is subject to preliminary and final court approval, the agreement calls for the Company to pay $1.4 million into the settlement fund and upon final approval of the settlement by the court, to issue 1.75 million shares of Company common stock to the plaintiff class.

     As of November 30, 2000, the settlement cost has been accrued, including the stock element, using a price of $0.50 per share, the fair market value of the Company's common stock at November 30, 2000.

DERIVATIVE LAWSUIT

     Certain of the Company's current and former officers, directors and shareholder entities were also named as defendants in a derivative lawsuit styled Linda Willinger, IRA, et al. v. Conrad Dell'Oca et al., No. CV-778007, filed on November 12, 1998, in the Superior Court of Santa Clara County. The derivative

                              INGENUUS CORPORATION

                                  (UNAUDITED)

action alleges facts similar to those in the class action and also alleges that certain of the directors caused the Company to conduct the initial public offering in order to redeem certain preferred stock. The Company filed a demurrer to that Complaint on June 8, 1999 on behalf of certain of the officer and director defendants and the Company, which has been named as nominal defendant ("the Aspec Derivative Defendants"). Thereafter, the Derivative Plaintiffs requested that the Aspec Derivative Defendants' assent to the dismissal of their complaint and the filing of an amended complaint. Derivative Plaintiffs filed their First Amended Shareholders' Derivative Complaint on September 2, 1999.

     The Aspec Derivative Defendants demurred to that complaint on November 12, 1999, on the basis that the nominal plaintiffs had failed to make a demand on the Board of Directors before filing the derivative lawsuit, and that they had also failed to plead sufficient facts to excuse a pre-suit demand. After the matter was fully briefed, the court heard argument on January 25, 2000. On January 27, 2000, the court sustained the Aspec Derivative Defendants' demurrers with sixty days' leave to amend.

     The parties later stipulated that the plaintiffs would have additional time in which to file an amended complaint, as well as to re-notice a motion to compel the production of electronically-stored documents and records from the Company and to notice the deposition of a witness from the Company to testify concerning the storage of such documents and records.

     On or about December 1, 2000, certain of the Aspec Derivative Defendants, including nominal defendant, the Company, the plaintiffs, and non-party Deloitte & Touche LLP, the Company's former auditor, executed a Memorandum of Understanding, with the objective of settling the derivative litigation. Although the settlement is not final, and is subject to preliminary and final court approval, the Company has agreed to make certain changes to its Audit Committee Charter, and to pay $395,000 in plaintiffs' legal fees and expenses. As of November 30, 2000, the settlement cost has been accrued. As of March 13, 2001, the settlement has been paid.

     On February 23, 2001, at a hearing before Judge Conrad Rushing, the parties advised the Court that they had reached agreement on a Stipulation of Settlement, which they provided to the Court. The settlement would fully and finally settle and resolve the derivative litigation, including a dismissal of the action with prejudice as to all defendants. The Stipulation requires the Company to pay the derivative plaintiffs' attorneys' fees in the amount of $395,000, as well as to make certain changes to the Company's audit committee charter. Upon the effective date, which includes the occurrence of the effective date of a separate Stipulation of Settlement to be agreed upon and approved by the Court in the Class Action, the parties to the Stipulation in the derivative litigation will release one another from claims arising from or relating to the derivative action, as set forth in the Stipulation. Thereafter, on March 6, 2001, the Court entered an Order approving the Stipulation of Settlement and dismissing the matter with prejudice as to all defendants.

OTHER LITIGATION

     On June 21, 1999, a lawsuit entitled Cadabra Design Technology, Inc. v. Aspec Technology, Inc., No. CV-782691, was filed in the Superior Court, County of Santa Clara. Plaintiff's complaint sought damages in excess of $1 million for an alleged breach of a commercial software licensing agreement entered into by Cadabra Design Technology, Inc. ("Cadabra") and the Company on or about August 18, 1998. On August 6, 1999, the Company answered the complaint -- denying liability and asserting various affirmative defenses -- and filed a cross-complaint seeking damages according to proof and equitable relief for breach of contract, conversion, and negligent misrepresentation on the part of Cadabra. On February 16, 2000, the parties executed a Settlement Agreement and General Release in the case, pursuant to which the Company paid Cadabra $600,000 in full and final satisfaction of all claims related to the parties' software licensing agreement. On March 1, 2000, the case was dismissed in accordance with the parties' Settlement Agreement.

                              INGENUUS CORPORATION

                                  (UNAUDITED)

     Aspec Technology, Inc. v. Compaq Computers, Inc. was filed on December 28, 1998 in the Superior Court of California, Santa Clara County, No. CV778943. By the Company's complaint, they sought to collect the principal sum of $403,344, plus interest, attorneys' fees and costs, from Compaq, alleging that Compaq had breached a contract to purchase certain of the Company's library software. Compaq filed a counter claim alleging that the Company had breached the contract by failing to deliver in functional form the promised software on the schedule promised, as well as alleging fraudulent misrepresentation relating to the contract. The counter claim alleges unspecified damages in excess of $25,000. A settlement was entered into under which Compaq paid the Company $185,000. Dismissals of the lawsuit have been filed with the court by all parties.

     On September 23, 1999, a lawsuit entitled Lesley Nemeth v. Aspec Technology Inc., was filed in Superior Court, County of Santa Clara No. DC 383204. Plaintiff is a former consultant to the Company who seeks in her complaint damages in the sum of $12,600 plus interest and attorneys' fees. On November 23, 1999 the court ordered the matter to binding arbitration administered by the American Arbitration Association ("AAA"). Plaintiff filed her arbitration claim with the AAA on or about March 2, 2000. An arbitrator was appointed, and the arbitration was scheduled for September 8, 2000. The arbitration date was suspended by the AAA, and, as of this time, has not been rescheduled. The court case was dismissed by the court for failure by the plaintiff to appear at an arbitration review conference. Plaintiff has filed a motion to vacate the dismissal.

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

NASDAQ INQUIRY

     On September 4, 1998, the Company received an informal request for information from the NASDAQ Listing Investigations Staff. NASDAQ requested information concerning the Company's financial accounting and internal controls. The Company has provided information in response to the informal inquiry. NASDAQ held a de-listing inquiry on December 17, 1998 at which the Company appeared through counsel and provided information. As of February 25, 1999, NASDAQ determined that the Company would remain listed on the NASDAQ.

     On December 19, 2000, the Company received notice from NASDAQ that the Company's common stock had failed to maintain a minimum bid price of $1.00 over the prior thirty (30) consecutive trading days as required by the Market Place Rule 4450(a)(5)(the "Rule"). The Company had until March 19, 2001 to regain compliance with the Rule or the Company's common stock would be subject to delisting from NASDAQ. Regaining compliance required, in part, that the Company's common stock trade at of above the $1.00 minimum price for ten (10) consecutive trading days.

     On March 20, 2001, the Company received a NASDAQ Staff Determination letter (the "Staff Determination") indicating that the Company failed to regain compliance with the Rule and that the Company's common stock is, therefore, subject to delisting from NASDAQ. The Company has requested a hearing before a NASDAQ Listing Qualifications Panel (the "Panel") to review the Staff Determination.

                              INGENUUS CORPORATION

                                  (UNAUDITED)

There can be no assurance that the Panel will grant the Company's request for continued listing on NASDAQ.

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

COMPANY OVERVIEW

     During 2000, Ingenuus Corporation underwent a fundamental and rapid shift in business when it changed its name from Aspec Technology to Ingenuus Corporation ("the Company"), and sold its Semiconductor Intellectual Property ("SIP") business.

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

     Along with the sale of its SIP libraries, the Company sold SIS Microelectronics Corporation ("SIS"), which had been acquired in April 1998 and had accounted for 34% of the Company's revenue in 1999. SIS delivered integrated system-level silicon solutions that combined the Company's extensive chip design experience with proprietary and partner intellectual property.

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

     Using Inbox and the power of the Internet, the Company retooled existing technology into the Manufacturing Change Manager(TM) ("MCM") solution that allows manufacturers to take control and command of the manufacturing change lifecycle. Today, all of the Company's energy is focused on MCM and complimentary new products. The Company's core competency is providing manufacturing centric, automated

                              INGENUUS CORPORATION
solutions that enable users to collaborate and share intellectual production and process data enterprise wide through the use of the Internet providing faster time to market.

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

                              INGENUUS CORPORATION

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

                              INGENUUS CORPORATION

RESULTS OF CONTINUING OPERATIONS

OPERATING SEGMENTS

     As of February 28, 2001, the Company operated in two segments, EDA and Ingenuus. For the quarter ended February 29, 2000, Verilux and Chip & Chip (prior to the sale on June 14, 2000) are included together in EDA in the tables below, and Novo and Inbox are included with Ingenuus.

     The Company's EDA business unit was formed with the acquisition and merger of Chip & Chip and Verilux in September 1999. These two EDA companies were acquired to address the most challenging problems in EDA. Each generation of semiconductor process advance brings new challenges in how integrated circuit designers model, integrate, simulate, and verify the entire chip and Systems on Chip ("SOC").

     The Company's Ingenuus business unit was formed with the acquisition and merger of Novo in October 1999 and Inbox in December 1999. Inbox's products provide automated Internet-enabled, business-to-business, IEC content management applications which shorten time-to-market by developing, capturing, transferring, sharing and leveraging the corporate expertise required to deliver and maintain content throughout the content supply chain whereas Novo provides system maintenance services. Ingenuus segment's activities for the three month period ended February 28, 2001, excluding amortization of goodwill, involved primarily activities surrounding product revenues from Inbox business, system maintenance revenue from the Novo business, research and development expenditures, sales and marketing and general administrative expenses.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth selected statements of operations data expressed both in dollars (in thousands) and as a percentage of revenue for the three months ended February 28, 2001 compared to the three months ended February 29, 2000:

                              INGENUUS CORPORATION

                       SEGMENTED STATEMENT OF OPERATIONS
                        QUARTER ENDED FEBRUARY 28, 2001
                             DOLLARS (IN THOUSANDS)
                                  (UNAUDITED)

                                                              EDA     INGENUUS    COMPANY
                                                              ----    --------    -------
Revenue.....................................................  $261    $   446     $   707
Cost of revenue.............................................    --        572         572
                                                              ----    -------     -------
Gross profit (loss).........................................   261       (126)        135
                                                              ----    -------     -------
Operating expenses:
  Research and development..................................   169        783         952
  Sales and marketing.......................................    --        924         924
  General and administrative................................    --      1,234       1,234
  Amortization -- goodwill..................................    75        999       1,074
                                                              ----    -------     -------
          Total operating expenses..........................   244      3,940       4,184
Profit/(Loss) from operations...............................    17     (4,066)     (4,049)
Interest and other income, net..............................    --         89          89
Gain on sale of investment..................................    --      2,380       2,380
                                                              ----    -------     -------
Profit/(Loss) from continuing operations....................    17     (1,597)     (1,580)
Profit/(Loss) from discontinued operations..................    --         --          --
Profit/(Loss) on disposal of discontinued operations........    --         --          --
                                                              ----    -------     -------
          Net Profit/(Loss).................................  $ 17    $(1,597)    $(1,580)
                                                              ====    =======     =======

                              INGENUUS CORPORATION

                       SEGMENTED STATEMENT OF OPERATIONS
                        QUARTER ENDED FEBRUARY 28, 2001
                                 (PERCENTAGES)
                                  (UNAUDITED)

                                                              EDA    INGENUUS    COMPANY
                                                              ---    --------    -------
Revenue.....................................................  100%      100%       100%
Cost of revenue.............................................  --        128%        81%
                                                              ---      ----       ----
Gross profit (loss).........................................  100%      (28)%       19%
                                                              ---      ----       ----
Operating expenses:
  Research and development..................................  65%       176%       134%
  Sales and marketing.......................................  --        207%       131%
  General and administrative................................  --        277%       175%
  Amortization -- goodwill..................................  28%       224%       152%
                                                              ---      ----       ----
          Total operating expenses..........................  93%       883%       592%
Profit/(Loss) from operations...............................   7%      (912)%     (573)%
Interest and other income, net..............................  --         20%        13%
Gain on sale of investment..................................  --        534%       337%
                                                              ---      ----       ----
Profit/(Loss) from continuing operations....................   7%      (358)%     (223)%
Profit/(Loss) from discontinued operations..................  --         --         --
Profit/(Loss) on disposal of discontinued operations........  --         --         --
                                                              ---      ----       ----
          Net Profit/(Loss).................................   7%      (358)%     (223)%
                                                              ===      ====       ====

                              INGENUUS CORPORATION

                       SEGMENTED STATEMENT OF OPERATIONS
                        QUARTER ENDED FEBRUARY 29, 2000
                             DOLLARS (IN THOUSANDS)
                                  (UNAUDITED)

                                                               EDA     INGENUUS    COMPANY
                                                              -----    --------    -------
Revenue.....................................................  $  --    $   310     $   310
Cost of revenue.............................................     --        229         229
                                                              -----    -------     -------
Gross profit (loss).........................................     --         81          81
                                                              -----    -------     -------
Operating expenses:
  Research and development..................................    304        872       1,176
  Sales and marketing.......................................     --        119         119
  General and administrative................................     --      2,336       2,336
  Write off In process research and development.............     --        925         925
  Amortization -- goodwill..................................    181      1,059       1,240
                                                              -----    -------     -------
          Total operating expenses..........................    485      5,311       5,796
Loss from operations........................................   (485)    (5,230)     (5,715)
Interest and other income, net..............................     (4)       232         228
Gain on sale of investment..................................     --         --          --
Losses from joint venture...................................     --        (67)        (67)
                                                              -----    -------     -------
Loss from continuing operations.............................   (489)    (5,065)     (5,554)
Loss from discontinued operations...........................     --     (2,414)     (2,414)
Loss on disposal of discontinued operations.................     --         --          --
                                                              -----    -------     -------
          Net loss..........................................  $(489)   $(7,479)    $(7,968)
                                                              =====    =======     =======

                              INGENUUS CORPORATION

                       SEGMENTED STATEMENT OF OPERATIONS
                        QUARTER ENDED FEBRUARY 29, 2000
                                 (PERCENTAGES)
                                  (UNAUDITED)

                                                              EDA     INGENUUS    COMPANY
                                                              ----    --------    -------
Revenue.....................................................    --        100%       100%
Cost of revenue.............................................    --         74%        74%
                                                              ----     ------     ------
Gross profit (loss).........................................    --         26%        26%
                                                              ----     ------     ------
Operating expenses:
  Research and development..................................   100%       281%       379%
  Sales and marketing.......................................    --         38%        38%
  General and administrative................................    --        754%       754%
  Write off In process research and development.............    --        298%       298%
  Amortization -- goodwill..................................   100%       341%       400%
                                                              ----     ------     ------
          Total operating expenses..........................   100%     1,713%     1,869%
Loss from operations........................................  (100)%   (1,687)%   (1,843)%
Interest and other income, net..............................  (100)%       75%        74%
Gain on sale of investment..................................    --         --         --
Losses from joint venture...................................    --        (21)%      (22)%
                                                              ----     ------     ------
Loss from continuing operations.............................  (100)%   (1,634)%   (1,791)%
Loss from discontinued operations...........................    --       (779)%     (779)%
Loss on disposal of discontinued operations.................    --         --         --
                                                              ----     ------     ------
          Net loss..........................................  (100)%   (2,413)%   (2,570)%
                                                              ====     ======     ======

     Revenue. Revenue for Ingenuus increased by 44% from $310,000 in the quarter ended February 29, 2000 to $446,000 in the quarter ended February 28, 2001.

     Revenue from the EDA segment for the quarter ended February 28, 2001 was $261,000 and resulted from the sale of Verilux products.

     Cost of revenue. Cost of revenue for Ingenuus primarily represents the costs of products, personnel and other operating expenses incurred in the implementation phase of the Inbox product. Cost of revenue as a percentage of revenue increased by 54% from 74% of revenue in the quarter ended February 29, 2000 to 128% of revenue in the quarter ended February 28, 2001. The increase was due to the fact that the volume of products sold was lower than anticipated. Ingenuus Corporation has built up a professional and customer services team for the anticipated revenue.

     Research and development. Research and development expenses represent the cost of engineering personnel and other operating expenses incurred in the development and enhancement of our core technology. Research and development expenses for Ingenuus decreased by 11% from $872,000 in the quarter ended February 29, 2000 to $783,000 in the quarter ended February 28, 2001. Research and development expenses as a percentage of revenue was 176% in the quarter ended February 28, 2001 compared to 281% in the quarter ended February 29, 2000. This decrease in research and development expenses in the quarter ended February 28, 2001 was primarily due to the fact that Ingenuus consolidated the R&D departments from Novo and Inbox and streamlined the department.

     Research and development expenses for the EDA segment decreased by 55% from $304,000 in the quarter ended February 29, 2000 to $169,000 in the quarter ended February 28, 2001. The decrease in research and development expenses in the first quarter of fiscal 2001, compared with the first quarter of fiscal 2000, was primarily due to the sale of Chip & Chip in June of 2000.

     Sales and marketing. Sales and marketing expenses consist of salaries and commissions paid to internal sales and marketing personnel and sales representatives, promotional costs and related operating expenses. Sales and marketing expenses for Ingenuus increased by 676% from $119,000 in the quarter ended February 29, 2000 to $924,000 in the quarter ended February 28, 2001. Sales and marketing expense as a percentage of revenue was 38% in the quarter ended February 29, 2000 and 131% in the quarter ended February 28, 2001. The absolute dollar increase in sales and marketing expenses in the quarter ended February 28, 2001, compared with the quarter ended February 29, 2000, was due to an increase in marketing expenses relating to promotion of our Ingenuus products.

     General and administrative. General and administrative expenses consist of salaries and expenses related to executives, corporate finance, legal and human resources departments. General and administrative expenses decreased by 47% from $2.3 million in the quarter ended February 29, 2000 to $1.2 million in the quarter ended February 28, 2001. General and administrative expenses as a percentage of revenue was 753% in the quarter ended February 29, 2000 and 175% in the quarter ended February 28, 2001. The absolute dollar decrease in general and administrative expenses in the quarter ended February 28, 2001, compared with the quarter ended February 29, 2000, was due to decreased professional service fees.

     The Company also recorded $1.1 million in amortization expenses in the first quarter of fiscal 2001, and $1.2 million in the first quarter of fiscal 2000, related to acquisitions in the last two years.

     Interest, and other income net. Net interest and other income for the Company decreased 61% from $228,000 in the three months ended February 29, 2000 to $89,000 in the three months ended February 28, 2001, due to the decline in the cash balance.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily from license revenue and the net proceeds of $71.9 million from the initial public offering of our common stock in May 1998.

     Our operating activities utilized net cash of $5.0 million in first quarter ended February 28, 2001 and $2.6 million in first quarter ended February 29, 2000. Net cash used in first quarter ended February 28, 2001 and first quarter ended February 29, 2000 was due to the significant net losses incurred.

     Net cash provided in investing activities was $3.7 million, in the three month period ending February 28, 2001. Net cash used in investing activities was $8.1 million, in the three month period ending February 29, 2000 respectively. Investing activities included monies received from the sale of our discontinued business and the sale of shares of Virage Logic in the first quarter ended February 28, 2001. Net cash used in first quarter February 29, 2000 consisted primarily of the investment in Inbox and net purchases of property and equipment.

     Net cash provided by financing activities was $2,000 and $337,000 in the three month periods ended February 28, 2001 and February 29, 2000, respectively.

     At February 28, 2001, we had cash and cash equivalents of $7.5 million. As of February 28, 2001, we had a retained deficit of $76.2 million and working capital of $12.1 million.

     We have suffered recurring losses in fiscal 2000, 1999 and 1998. Our continued existence is dependent on our ability to achieve profitable operations. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including:

     - the costs and timing of our product development efforts and the success of these development efforts,

     - the costs and timing of our sales and marketing activities,

     - the extent to which our existing and new products gain market acceptance,

     - competing technological and market developments, and

     - the costs involved in maintaining and enforcing patent claims and other intellectual property rights.

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

OTHER FACTORS AFFECTING FUTURE OPERATING RESULTS

POSSIBLE CHALLENGES TO SUCCESS

FUTURE SUCCESS OF THE MCM PRODUCT

     In January 2001, we formally introduced Manufacturing Change
Manager(TM)("MCM"), a software program that allows members of the manufacturing supply chain to communicate and collaborate using the Internet as a fully integrated and automated system.

     Our future depends on our ability to enhance and expand the existing MCM product, and to introduce new products as technology allows. There is still no assurance that we will be successful in marketing the MCM product. We may also experience release delays that are costly and can result in adverse financial conditions and possible litigation. Other possible risks include, but are not limited to:

     - Failure of the Internet,

     - Manufacturers resisting change,

     - Companies and customers being strapped for cash due to inflation or other economic shifts,

     - Miscalculating the need for the MCM product if manufacturers are not ready to enjoy the benefits of a fully automated system,

     - Misappropriation of Company's technology or copyright infringement; and

     - Diversion of resources due to litigation, including propriety rights issues.

COMPETITION

     We must deliver the MCM product to the marketplace before a competing company provides a similar whole solution. If a competitor with better name recognition were to produce a comprehensive manufacturing change product, it could have an adverse affect on our financial condition.

ESTABLISHING THE NAME IN THE INDUSTRY

     We are a small, relatively unknown company and, as such, we are a new player in the manufacturing change marketplace. There may be resistance to purchasing a product from such a new player because there may be concern about our viability. If customers resist the idea of having an unknown company supply their manufacturing change needs, such resistance could have an adverse affect on our financial condition.

ESTABLISHING A FIRM CUSTOMER BASE

     If our sales team is not successful in closing sales with major manufacturers, this will have an adverse effect on our overall sales plan and on the financial condition of the company. We depend on these sales.

MANUFACTURING INDUSTRY MAY RESIST CHANGE

     Manufacturers have invested substantial funds in systems that are already in place and may resist the idea of a basic platform, fearing that it may be not flexible enough to meet their individual needs. Such resistance may have an adverse affect on our financial condition.

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

RISKS FOR INTERNATIONAL BUSINESS

     While we continue to market our products to the international market, there are a number of risks inherent when dealing with foreign companies. Some of those risks include:

     - Economic recessions and political instability,

     - Exchange rate fluctuations,

     - Extended accounts receivables and difficulty collecting,

     - Difficulty in managing both sales representatives and distributors,

     - Unexpected changes in regulatory requirements,

     - Reduced or limited protection for intellectual property rights,

     - Export license requirements and documentation, and

     - Tariffs and possible adverse tax consequences.

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

     A customer's license of our products may involve a significant commitment of capital with the attendant delays frequently associated with authorization procedures for capital expenditures within customer organizations. Our operating expenses will be based in part on our expectations of future revenue from product licenses. Accordingly, if we do not realize our expected revenues, our business, operating results, and financial condition could be materially adversely affected.

WE NEED TO MANAGE GROWTH AND INTEGRATE AND RETAIN NEW EMPLOYEES

     The growth of our business and expansion of our customer base has placed, and is expected to continue to place, a significant strain on our management and operations.

     From time to time, we expect to evaluate potential acquisitions to build our expertise. There can be no assurance that:

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

WE DEPEND UPON CONTINUOUS PRODUCT DEVELOPMENT AND HAVE THE RISK OF PRODUCT
DELAYS

     Our customers are subject to:

     - rapid technological change,

     - frequent introductions of new products,

     - short product life cycles,

     - changes in customer demands and requirements, and

     - evolving industry standards.

WE DEPEND ON KEY PERSONNEL

     Our business depends in significant part on the continued service of our executive officers and other senior management and key employees, including certain technical, managerial and marketing personnel. The loss of the services of any of these individuals or groups of individuals could have a material adverse effect on our business, operating results and financial condition. None of our executive officers have an employment agreement with us. We believe that our future business results will depend in significant part upon our ability to identify, attract, motivate and retain additional highly skilled technical, managerial and marketing personnel. In addition we believe our future success will depend on our ability to identify, attract, hire and retain skilled employees and our ability to hire replacements for employees that leave us. Competition for such personnel in the computer software industry is intense. We have currently engaged in a search for several additional engineering personnel. There can be no assurance we will be successful in identifying, attracting and retaining such personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

OUR SHARE PRICE IS VOLATILE

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

     - changes in earnings estimates or recommendations by securities analysts,

     - announcements of technological innovations,

     - new products or new contracts by us or our existing or potential competitors,

     - developments with respect to patents, copyrights or proprietary rights,

     - adoption of new accounting standards affecting the software industry, and

     - general market conditions.

     In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the market price of our common stock. In June 1998, securities class action litigation was filed against us and certain of our executive officers and directors. The parties have entered into a settlement agreement, but preliminary and final court approvals have not yet been granted. See Item 1 -- Legal Proceedings

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CLASS ACTION LAWSUITS

     On July 1, 1998, a class action lawsuit, Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037 ("the Jonas Complaint"), was filed in the Superior Court for the State of California, County of Santa Clara. The Jonas Complaint alleged that Aspec Technology, Inc. (now know as Ingenuus Corporation, the "Company") and certain of its officers, directors and the underwriters of the Company's initial public offering, violated California Corporations Code Sections 25400 and 25500, and California Business and Professions Code Sections 17200 and 17500 by making false and misleading statements about the Company's financial condition. The action was purportedly brought on behalf of all persons who purchased the Company's stock during the period from April 28, 1998 through June 25, 1998. On July 2, 1998, July 27, 1998, and August 17, 1998, three additional complaints were filed in state court against the Company and certain of its officers, directors, entitled respectively, William Neuman, et al. v. Aspec Technology, Inc., et al., No. CV-775089 ("the Neuman Complaint"); Martin
L. Klotz, on behalf of the Martin Klotz Defined Benefit Profit Sharing Plan, et al. v. Aspec Technology, Inc., et al., No. CV-775591 ("the Klotz Complaint"); Glen O. Ressler and Thelma M. Ressler, et al., v. Aspec Technology, Inc., et al.,. No. CV-776065 ("the Ressler Complaint"). In addition to alleging the same violations of the Corporations Code as the three other complaints, the Klotz Complaint also alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933, and a class period of April 28, 1998 through June 30, 1998. The complaints sought unspecified damages. A fifth similar complaint, filed in federal court, was later dismissed.

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

     On January 11, 2000, the defendants filed demurrers to Count I of the First Amended Complaint which alleged claims under California Corporations Code Sections 25400 and 25500. The Aspec Defendants demurred to Count I on the basis that plaintiffs had not pleaded facts demonstrating that the defendants had acted with scienter. The Aspec Defendants also moved to strike certain allegations in the complaint. The motions were fully briefed, and the court heard oral arguments on defendants' demurrers and motion to strike, and plaintiffs' motion for class certification on February 24, 2000. The court overruled the defendants' demurrers, denied the motion to strike and took the motion for class certification under submission. Thereafter, on March 13, 2000, the Aspec Defendants answered the plaintiffs' unverified complaint, generally denying all allegations and asserting affirmative defense.

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

     On or about December 1, 2000, the Aspec Defendants, the underwriter, Representative Plaintiffs and non-party Deloitte & Touche LLP, the Company's former auditor, executed a Memorandum of Understanding, with the objective of settling the class action litigation. Although the settlement is not final, and is subject to preliminary and final court approval, the agreement calls for the Company to pay $1.4 million into the settlement fund and upon final approval of the settlement by the court, to issue 1.75 million shares of Company common stock to the plaintiff class.

     As of November 30, 2000, the settlement cost has been accrued, including the stock element, using a price of $0.50 per share, the fair market value of the Company's common stock at November 30, 2000.

DERIVATIVE LAWSUIT

     Certain of the Company's current and former officers, directors and shareholder entities were also named as defendants in a derivative lawsuit styled Linda Willinger, IRA, et al. v. Conrad Dell'Oca et al., No. CV-778007, filed on November 12, 1998, in the Superior Court of Santa Clara County. The derivative action alleges facts similar to those in the class action and also alleges that certain of the directors caused the Company to conduct the initial public offering in order to redeem certain preferred stock. The Company filed a demurrer to that Complaint on June 8, 1999 on behalf of certain of the officer and director defendants and the Company, which has been named as nominal defendant ("the Aspec Derivative Defendants"). Thereafter, the Derivative Plaintiffs requested that the Aspec Derivative Defendants' assent to the dismissal of their complaint and the filing of an amended complaint. Derivative Plaintiffs filed their First Amended Shareholders' Derivative Complaint on September 2, 1999.

     The Aspec Derivative Defendants demurred to that complaint on November 12, 1999, on the basis that the nominal plaintiffs had failed to make a demand on the Board of Directors before filing the derivative lawsuit, and that they had also failed to plead sufficient facts to excuse a pre-suit demand. After the matter was fully briefed, the court heard argument on January 25, 2000. On January 27, 2000, the court sustained the Aspec Derivative Defendants' demurrers with sixty days' leave to amend.

     The parties later stipulated that the plaintiffs would have additional time in which to file an amended complaint, as well as to re-notice a motion to compel the production of electronically-stored documents and records from the Company and to notice the deposition of a witness from the Company to testify concerning the storage of such documents and records.

     On or about December 1, 2000, certain of the Aspec Derivative Defendants, including nominal defendant, the Company, the plaintiffs, and non-party Deloitte & Touche LLP, the Company's former auditor, executed a Memorandum of Understanding, with the objective of settling the derivative litigation. Although the settlement is not final, and is subject to preliminary and final court approval, the Company has agreed to make certain changes to its Audit Committee Charter, and to pay $395,000 in plaintiffs' legal fees and expenses. As of November 30, 2000, the settlement cost has been accrued. As of March 13, 2001, the settlement has been paid.

     On February 23, 2001, at a hearing before Judge Conrad Rushing, the parties advised the Court that they had reached agreement on a Stipulation of Settlement, which they provided to the Court. The settlement would fully and finally settle and resolve the derivative litigation, including a dismissal of the action with prejudice as to all defendants. The Stipulation requires the Company to pay the derivative plaintiffs' attorneys' fees in the amount of $395,000, as well as to make certain changes to the Company's audit committee charter. Upon the effective date, which includes the occurrence of the effective date of a separate Stipulation of Settlement to be agreed upon and approved by the Court in the Class Action, the parties to the Stipulation in the derivative litigation will release one another from claims arising from or relating to the derivative action, as set forth in the Stipulation. Thereafter, on March 6, 2001, the Court entered an Order approving the Stipulation of Settlement and dismissing the matter with prejudice as to all defendants.

OTHER LITIGATION

     On June 21, 1999, a lawsuit entitled Cadabra Design Technology, Inc. v. Aspec Technology, Inc., No. CV-782691, was filed in the Superior Court, County of Santa Clara. Plaintiff's complaint sought damages in excess of $1 million for an alleged breach of a commercial software licensing agreement entered into by Cadabra Design Technology, Inc. ("Cadabra") and the Company on or about August 18, 1998. On August 6, 1999, the Company answered the complaint -- denying liability and asserting various affirmative defenses -- and filed a cross-complaint seeking damages according to proof and equitable relief for breach of contract, conversion, and negligent misrepresentation on the part of Cadabra. On February 16, 2000, the parties executed a Settlement Agreement and General Release in the case, pursuant to which the Company paid Cadabra $600,000 in full and final satisfaction of all claims related to the parties' software licensing agreement. On March 1, 2000, the case was dismissed in accordance with the parties' Settlement Agreement.

     Aspec Technology, Inc. v. Compaq Computers, Inc. was filed on December 28, 1998 in the Superior Court of California, Santa Clara County, No. CV778943. By the Company's complaint, they sought to collect the principal sum of $403,344, plus interest, attorneys' fees and costs, from Compaq, alleging that Compaq had breached a contract to purchase certain of the Company's library software. Compaq filed a counter claim alleging that the Company had breached the contract by failing to deliver in functional form the promised software on the schedule promised, as well as alleging fraudulent misrepresentation relating to the contract. The counter claim alleges unspecified damages in excess of $25,000. A settlement was entered into under which Compaq paid the Company $185,000. Dismissals of the lawsuit have been filed with the court by all parties.

     On September 23, 1999, a lawsuit entitled Lesley Nemeth v. Aspec Technology Inc., was filed in Superior Court, County of Santa Clara No. DC 383204. Plaintiff is a former consultant to the Company who seeks in her complaint damages in the sum of $12,600 plus interest and attorneys' fees. On November 23, 1999 the court ordered the matter to binding arbitration administered by the American Arbitration Association ("AAA"). Plaintiff filed her arbitration claim with the AAA on or about March 2, 2000. An arbitrator was appointed, and the arbitration was scheduled for September 8, 2000. The arbitration date was suspended by the AAA, and, as of this time, has not been rescheduled. The court case was dismissed by the court for failure by the plaintiff to appear at an arbitration review conference. Plaintiff has filed a motion to vacate the dismissal.

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

NASDAQ INQUIRY

     On September 4, 1998, the Company received an informal request for information from the NASDAQ Listing Investigations Staff. NASDAQ requested information concerning the Company's financial accounting and internal controls. The Company has provided information in response to the informal inquiry. NASDAQ held a de-listing inquiry on December 17, 1998 at which the Company appeared through counsel and provided information. As of February 25, 1999, NASDAQ determined that the Company would remain listed on the NASDAQ.

     On December 19, 2000, the Company received notice from NASDAQ that the Company's common stock had failed to maintain a minimum bid price of $1.00 over the prior thirty (30) consecutive trading days as required by the Market Place Rule 4450(a)(5)(the "Rule"). The Company had until March 19, 2001 to regain compliance with the Rule or the Company's common stock would be subject to delisting from

NASDAQ. Regaining compliance required, in part, that the Company's common stock trade at or above the $1.00 minimum price for ten (10) consecutive trading days.

     On March 20, 2001, the Company received a NASDAQ Staff Determination letter (the "Staff Determination") indicating that the Company failed to regain compliance with the Rule and that the Company's common stock is, therefore, subject to delisting from NASDAQ. The Company has requested a hearing before a NASDAQ Listing Qualifications Panel (the "Panel") to review the Staff Determination. There can be no assurance that the Panel will grant the Company's request for continued listing on NASDAQ.

SEC INQUIRY

     In January 1999, the Company received an informal inquiry from the Securities and Exchange Commission ("SEC") Staff that the Company believes relates to the restatement of the Company's financial statements in 1998. The Company provided information in response to the SEC requests through March 1999 and has received no inquiries from the SEC since that time.

ITEM 6. EXHIBITS

     (a) Exhibits

10.18   Ingenuus Corporation 2000 Amended and Restated Stock Option
        Plan

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INGENUUS CORPORATION

                                          By:     /s/ DOUGLAS E. KLINT
                                            ------------------------------------
                                                    Douglas E. Klint
                                                    Vice President, Secretary,
                                                    and
                                                    General Counsel

Date: April 11, 2001

                               INDEX TO EXHIBITS

10.18   Ingenuus Corporation 2000 Amended and Restated Stock Option
        Plan