Form 10-Q
period 2001-05-31
INGENUUS CORP
filed 2001-07-09
CIK 1031911

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

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock outstanding as of May 31, 2001 was 36,853,062.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INGENUUS CORPORATION

                                   FORM 10-Q
                       FOR THE QUARTER ENDED MAY 31, 2001

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                  PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
          a) Condensed Consolidated Statements of Operations
             for the three and six months ended May 31, 2001
             and 2000.......................................    1
          b) Condensed Consolidated Balance Sheets at May
             31, 2001 and November 30, 2000.................    2
          c) Condensed Consolidated Statements of Cash Flows
             for the six months ended May 31, 2001 and
             2000...........................................    3
          d) Notes to Condensed Consolidated Financial
             Statements.....................................    4
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................   12
Item 3. Quantitative and Qualitative Disclosure About Market
        Risk................................................   23

                    PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................   24
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   27
Item 6. Exhibits............................................   28
SIGNATURES..................................................   29

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INGENUUS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       QUARTER ENDED        SIX MONTHS ENDED
                                                          MAY 31,                MAY 31,
                                                     ------------------    -------------------
                                                      2001       2000       2001        2000
                                                     -------    -------    -------    --------
                                                                    (UNAUDITED)
Revenue............................................  $   514    $ 1,276    $ 1,221    $  1,586
Cost of revenue....................................      528      1,093      1,100       1,322
                                                     -------    -------    -------    --------
Gross profit/(Loss)................................      (14)       183        121         264
                                                     -------    -------    -------    --------
Operating expenses:
  Research and development.........................    1,023        771      1,975       1,947
  Sales and marketing..............................    1,829        802      2,754         920
  General and administrative.......................    1,254      1,810      2,488       4,146
  Write-off of purchased technology................       --         --         --         925
  Amortization -- goodwill.........................    1,074      1,237      2,148       2,477
                                                     -------    -------    -------    --------
          Total operating expenses.................    5,180      4,620      9,365      10,415
(Loss) from operations.............................   (5,194)    (4,437)    (9,244)    (10,151)
Interest and other income, net.....................       76        177        165         403
Gain on sale of investment.........................    3,512         --      5,892          --
Equity losses from joint venture...................       --         --         --         (67)
                                                     -------    -------    -------    --------
(Loss) from continuing operations..................   (1,606)    (4,260)    (3,187)     (9,815)
(Loss) from discontinued operations................       --     (1,209)        --      (3,622)
Gain on disposal of discontinued operations........       85      5,433         85       5,433
                                                     -------    -------    -------    --------
Gain/(Loss) attributed to discontinued
  operations.......................................       85      4,224         85       1,811
Provision for income taxes.........................        2         --          2          --
                                                     -------    -------    -------    --------
Net loss...........................................  $(1,523)   $   (36)   $(3,104)   $ (8,004)
                                                     =======    =======    =======    ========
EARNINGS PER SHARE -- BASIC AND DILUTED
Continuing operations..............................  $ (0.04)   $ (0.12)   $ (0.08)   $  (0.27)
Income (loss) from discontinued operations.........       --      (0.03)        --       (0.10)
Gain on disposal of discontinued operations........       --        .15         --         .15
Net loss per share.................................    (0.04)        --      (0.08)      (0.22)
EARNINGS PER SHARE -- DILUTED
Continuing operations..............................    (0.04)     (0.12)     (0.08)      (0.27)
Discontinued operations............................       --      (0.03)        --       (0.10)
Gain on disposal of discontinued operations........       --        .15         --         .15
Net loss per share.................................    (0.04)        --      (0.08)      (0.22)
Shares used in basic per share calculation.........   36,831     36,230     36,818      35,842
Shares used in diluted per share
  calculation -- Continuing operations.............   36,831     36,230     36,818      35,842
Shares used in diluted per share
  calculation -- Loss from discontinued
  operations.......................................   36,831     36,230     36,818      35,842
Shares used in diluted per share
  calculation -- Gain on disposal of discontinued
  operations.......................................   36,831     37,465     36,818      37,077

     See accompanying notes to condensed consolidated financial statements.

                              INGENUUS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                MAY 31,      NOVEMBER 30,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $  7,659        $  8,789
  Short-term investments....................................        354           5,972
  Accounts receivable, (net of allowance)...................        752             553
  Income taxes receivable...................................      2,089           2,089
  Note receivable...........................................      1,971           3,833
  Prepaid expenses and other current assets.................        374             186
                                                               --------        --------
          Total current assets..............................     13,199          21,422
Property and equipment, net.................................        521             808
Goodwill and other intangible assets........................     12,395          14,542
Restricted cash.............................................        125             106
Net due from Chip & Chip....................................      1,401           1,401
Investments and other assets................................        163             175
                                                               --------        --------
          Total assets......................................   $ 27,804        $ 38,454
                                                               ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  1,175        $  1,682
  Accrued liabilities.......................................      3,958           6,040
  Deferred revenue..........................................        560             527
                                                               --------        --------
          Total current liabilities.........................      5,693           8,249
Other liabilities, long term................................        219             219
                                                               --------        --------
          Total liabilities.................................      5,912           8,468
                                                               --------        --------
Commitments and contingencies
Stockholders' equity:
  Common stock..............................................    102,591         102,577
  Treasury stock............................................     (3,234)         (3,085)
  Accumulated other comprehensive income....................        314           5,132
  Accumulated deficit.......................................    (77,779)        (74,638)
                                                               --------        --------
          Total stockholders' equity........................     21,892          29,986
                                                               --------        --------
          Total liabilities and stockholders' equity........   $ 27,804        $ 38,454
                                                               ========        ========

     See accompanying notes to condensed consolidated financial statements.

                              INGENUUS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                              ------------------
                                                              MAY 31,   MAY 31,
                                                               2001       2000
                                                              -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(3,104)  $ (8,004)
  Deduct: Gain on disposal of discontinued operations.......       --     (5,433)

           Losses between the investment date and date of
          disposal..........................................       --       (999)
                                                              -------   --------
  Net Loss from continuing operations.......................   (3,104)   (14,436)
                                                              -------   --------
  Adjustments from operating activities:
     Realized gain on Virage Logic shares...................   (5,892)        --
     Depreciation and amortization..........................    2,463      4,740
     Gain /(Loss)on disposal of fixed assets................        3       (122)
     Cumulative translation adjustment......................      (37)        --
          Changes in assets and liabilities
       Accounts receivable..................................     (199)     1,650
       Prepaid expenses and other current assets............     (314)    (1,075)
       Restricted cash......................................      (19)        --
       Accounts payable.....................................     (507)    (1,504)
       Accrued and other liabilities........................   (2,082)      (100)
       Customer advances....................................       33      1,286
                                                              -------   --------
          Net cash used for operating activities of
           continuing operations............................   (9,655)    (9,561)
                                                              -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Inbox -- net of cash.......................       --     (7,603)
  Proceeds from -- Virage Logic shares......................    6,692         --
  Purchases of fixed assets.................................      (35)    (2,609)
  Sale of fixed assets......................................        3        296
                                                              -------   --------
          Net cash provided by (used for) investing
           activities of continuing operations..............    6,660     (9,916)
                                                              -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................       14        239
  Repurchase of common stock................................     (149)        --
  Collection of notes receivable............................       --        (47)
                                                              -------   --------
          Net cash provided by (used for) financing
           activities of continuing operations..............     (135)       192
                                                              -------   --------
OPERATING CASHFLOW FROM DISCONTINUED OPERATIONS.............    2,000      5,955
                                                              -------   --------
Net decrease in cash and equivalents........................   (1,130)   (13,330)
Cash and cash equivalents, beginning of period..............    8,789     23,884
                                                              -------   --------
Cash and cash equivalents, end of period....................  $ 7,659   $ 10,554
                                                              =======   ========

     See accompanying notes to condensed consolidated financial statements.

                              INGENUUS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Ingenuus Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2001 or for any other period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended November 30, 2000 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 28, 2001.

2. DISCONTINUED OPERATIONS

     On April 6, 2000, the Company sold its semiconductor intellectual property, library development and design tools and service business ("SIP Business") to DII Semiconductor Inc. ("DII") for $11.3 million ($5.5 million in cash and approximately $1 million due quarterly through October 2001). As a result, the operations of the SIP Business have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes.

     Revenues for the SIP Business were $1.3 million for the first quarter of fiscal 2000 and $729,000 through the date of disposal.

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

     The shares used for the calculation of diluted EPS excludes 1,235,000 common share equivalents related to purchase rights and options for Q2 2000, because the inclusion will have an anti-dilutive effect on EPS.

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

                              INGENUUS CORPORATION

                                  (UNAUDITED)

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

     The Company's total comprehensive income (loss) was as follows (in thousands):

                                                    QUARTER ENDED     SIX MONTHS ENDED
                                                       MAY 31,            MAY 31,
                                                    --------------    ----------------
                                                     2001     2000     2001      2000
                                                    ------    ----    ------    ------
Net Loss..........................................  (1,523)   (36)    (3,104)   (8,004)
Other comprehensive income:
Realized gain -- previously recognized............  (4,071)    --     (6,013)       --
Unrealized holding gain on available -- for sale
  marketable securities...........................     (43)    --      1,195        --
                                                    ------    ---     ------    ------
Comprehensive Income/(Loss).......................  (5,637)   (36)    (7,922)   (8,004)
                                                    ======    ===     ======    ======

6. INVESTMENTS

  Investment in Virage Logic

     In fiscal 1998, the Company made a private equity investment in Virage Logic Corp. ("Virage"), for an aggregate cost of $0.8 million. As of May 31, 2001, this investment is held at fair value and is classified in current assets, as the Company intends to realize this investment in the short term. As of May 31, 2001, the Company sold 500,000 of the 525,000 shares held, for $6.69 million of which 200,000 shares were sold in Q1 -- 2001 for $2.7 million. The unrealized gain of $0.31 million is recognized in accumulated other comprehensive income, in accordance with SFAS 115, "Accounting for certain investments in debt and equity securities".

  Impairment of investment in Slim Technology

     During the first quarter of fiscal 1999, the Company purchased a 40% interest in Slim Technology Co, Ltd., a Korean company, ("Slim Tech"), at a cost of $2.3 million. Slim Tech performs semiconductor design services for Korean customers. With the disposal of the SIP business in April 2000 and the Company's new focus as a software business to business collaborative commerce company, the investment in Slim Tech was no longer strategic to the Company's operations, and as a result, the Board of Directors authorized management to sell the investment. Based on a number of factors, including the failure to find a buyer for the investment and recurring operating losses generated from the investment, and in accordance with the provisions of APB 18 "The Equity Method of Accounting for Investments in Common Stock", management assessed that

                              INGENUUS CORPORATION

                                  (UNAUDITED)

there had been a permanent decline in the value of this investment. An impairment charge of $1.7 million was recorded in Q4 of fiscal 2000 to write down the value of the investment.

7. SALE OF CHIP & CHIP, INC.

     On June 13, 2000, the Company entered into an Asset Purchase Agreement with the management of Chip & Chip, part of the Electronic Design Automation ("EDA") segment of the company. Chip & Chip Management purchased the assets and certain liabilities of Chip & Chip Inc. ("Chip & Chip") for $2,580,000, (payable in three installments over the next two years). The proceeds are secured on 1 million Ingenuus shares and fully vested options to purchase 0.7 million shares held by Chip & Chip management, and 1 million shares of Chip & Chip. The gain of $292,000 from the sale has been deferred and will be recognized as the payments are received.

     The Company received the first installment of the sales consideration on the due date in the fourth quarter of fiscal 2000, $242,000 in cash and $633,000 by surrendering 500,000 shares of Ingenuus stock to the Company. The remaining two equal installments are due in October 2001 and July 2002.

8. PROPOSED SALE OF VERILUX DESIGN TECHNOLOGY

     On May 15, 2001, the Company gave Verilux Design Technology ("Verilux") employees one hundred twenty days notice to terminate employment with the Company. The Company is in the process of negotiating an Asset Purchase Agreement with the Management of Verilux, the Electronic Design Automation ("EDA") segment of the company.

     As of May 31, 2001, the Company has accrued all severance related to Verilux employees. As of July 5, 2001, the Company has not entered into a final agreement with Verilux Management.

9. SEGMENT AND GEOGRAPHIC INFORMATION

     As of May 31, 2001, the Company operated in two segments, EDA and Ingenuus. The EDA segment includes the development and sale of software tools for Electronic Design Automation, related to Verilux Design Technology ("Verilux"). The Ingenuus segment includes the business to business collaborative commerce solutions related to Inbox Software, Inc. ("InBox"), as well as the hardware and software maintenance services related to Novo Systems ("Novo"). For the six months ended May 31, 2001, Verilux is included in the EDA segment and Novo and Inbox are included in the Ingenuus segment.

     The activities of Verilux and Chip & Chip for the six months ended May 31, 2000 involved primarily research and development ("R&D") expenditures and general administrative expenses.

                              INGENUUS CORPORATION

                                  (UNAUDITED)

     The activities of the Ingenuus segment for the six months ended May 31, 2001, excluding amortization of goodwill, involved mainly activities surrounding product sales, system maintenance revenue, R&D expenditures and general administrative expenses.

                                                           EDA     INGENUUS    COMPANY
                                                          -----    --------    -------
THREE MONTHS ENDED MAY 31, 2001
Revenue.................................................  $   7    $   507     $   514
Loss from operations....................................   (481)    (4,713)     (5,194)
Depreciation and Amortization...........................     78      1,147       1,225
Assets..................................................    810     26,994      27,804
Capital expenditures on long-lived assets...............     --         35          35
SIX MONTHS ENDED MAY 31, 2001
Revenue.................................................  $ 268    $   953     $ 1,221
Loss from operations....................................   (464)    (8,780)     (9,244)
Depreciation and Amortization...........................    155      2,308       2,463
Assets..................................................    810     26,994      27,804
Capital expenditures on long-lived assets...............     --         35          35

                                                         EDA      INGENUUS    COMPANY
                                                       -------    --------    --------
THREE MONTHS ENDED MAY 31, 2000
Revenue..............................................  $   275    $ 1,001     $  1,276
Loss from operations.................................     (646)    (3,791)      (4,437)
Depreciation and Amortization........................      179      1,058        1,237
Assets...............................................    3,324     40,826       44,149
Capital expenditures on long-lived assets............       --         --           --
SIX MONTHS ENDED MAY 31, 2000
Revenue..............................................  $   275    $ 1,311     $  1,586
Loss from operations.................................   (1,132)    (9,019)     (10,151)
Depreciation and Amortization........................      374      2,103        2,477
Assets...............................................    3,324     40,826       44,149
Capital expenditures on long-lived assets............      319        143          462

     Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue is by country, based on the location of the customer. All property and equipment, except for an immaterial amount, is based in the United States and therefore is not disclosed below. Geographic revenue for each of the three month period ended May 31, 2001 and May 31, 2000 is as follows (in thousands):

                                                            QUARTER ENDED
                                                     ----------------------------
                                                     MAY 31, 2001    MAY 31, 2000
                                                     ------------    ------------
United States......................................      $245           $  733
Asia...............................................       249              507
Other International................................        20               36
                                                         ----           ------
          Total....................................      $514           $1,276
                                                         ====           ======

     Major Customers and International Sales -- For the quarter ended May 31, 2001, four customers accounted for 20.61%, 14.59%, 10.87% and 9.73% for a total 55.80% of revenue. For the quarter ended May 31, 2000, five customers accounted for 21.55%, 15.17%, 9.02%, 8.94% and 8.61% for a total of 63.29% of revenue.

                              INGENUUS CORPORATION

                                  (UNAUDITED)

10. STOCK REPURCHASE PROGRAM

     In March 2001 the Company approved a stock repurchase program in which up to $1,500,000 of its Common Stock may be purchased by the Company in the open market from time to time, depending upon market conditions, share price and other factors. As of June 28, 2001, Ingenuus had repurchased 429,000 shares of Common Stock at a total cost of $158,000.

11. CONTINGENCIES

CLASS ACTION LAWSUITS

     On July 1, 1998, a class action lawsuit, Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037 ("the Jonas Complaint"), was filed in the Superior Court for the State of California, County of Santa Clara. The Jonas Complaint alleged that Aspec Technology, Inc. ("Aspec") and certain of its officers, directors and the underwriters of the Company's initial public offering, violated California Corporations Code Sections 25400 and 25500, and California Business and Professions Code Sections 17200 and 17500 by making false and misleading statements about Aspec's financial condition. The action was purportedly brought on behalf of all persons who purchased Aspec stock during the period from April 28, 1998 through June 25, 1998. On July 2, 1998, July 27, 1998, and August 17, 1998, three additional complaints were filed in state court against the Company and certain of its officers, directors, entitled respectively, William Neuman, et al. v. Aspec Technology, Inc., et al., No. CV-775089 ("the Neuman Complaint"); Martin L. Klotz, on behalf of the Martin Klotz Defined Benefit Profit Sharing Plan, et al. v. Aspec Technology, Inc., et al., No. CV-776065. In addition to alleging the same violations of the Corporations Code as the three other complaints, the Klotz Complaint also alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933, and a class period of April 28, 1998 through June 30, 1998. The complaints sought unspecified damages. A fifth similar complaint, filed in federal court, was later dismissed.

     On January 29, 1999, the plaintiffs consolidated the pending class action cases and filed a Consolidated Amended Complaint, styled Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037. The Consolidated Amended Complaint, which was purportedly brought on behalf of all persons who purchased Aspec's stock between April 27, 1998 and June 30, 1998, alleged that Aspec and certain of its officers and directors, as well as its underwriters, violated Sections 25400 and 25500 of the California Corporations Code, and Sections 11 and 15 of the Securities Act of 1933 (except as to the underwriters). On June 7, 1999, Aspec and certain of the individual defendants filed demurrers to the Consolidated Complaint (the "Aspec Defendants"). On June 9, 1999, the plaintiffs filed a motion for summary adjudication of their claims against Aspec under
Section 11 of the Securities Act. The plaintiffs also moved to certify a plaintiff class.

     On August 26, 1999, the court heard argument on the defendants' demurrers. The court sustained the demurrers in part and overruled them in part. Specifically, the court held that the plaintiffs had not pleaded their claims under California Corporations Code Section 25400 with sufficient particularity and granted plaintiffs leave to amend this claim. The court overruled the defendants' demurrers to the Section 11 claim. Following that hearing, plaintiffs withdrew their motion for summary adjudication. Thereafter plaintiffs filed their First Amended Class Action Complaint, under seal, on October 18, 1999.

     On January 11, 2000, the defendants filed demurrers to Count I of the First Amended Complaint, which alleged claims under California Corporations Code Sections 25400/25500. The Aspec Defendants demurred to Count I on the basis that plaintiffs had not pleaded facts demonstrating that the defendants had acted with scienter. The Aspec Defendants also moved to strike certain allegations in the complaint. The motions were fully briefed, and the court heard oral argument on defendants' demurrers and motion to strike, and plaintiffs' motion for class certification on February 24, 2000. The court overruled the defendants' demurrers, denied the motion to strike and took the motion for class certification under submission. Thereafter, on March 13, 2000,

                              INGENUUS CORPORATION

                                  (UNAUDITED)

the Aspec Defendants answered the plaintiffs' unverified complaint, generally denying all allegations and asserting affirmative defenses.

     On March 16, 2000, the court certified a plaintiff class. On that same date, the Court found, sua sponte, that the case is complex, and pursuant to a pilot program implemented in the Superior Court for Santa Clara County, assigned it to a single judge for all purposes. The plaintiffs thereafter re-noticed their motion for summary adjudication of their Section 11 claim; based on stipulations between the parties, the defendants did not respond to the motion and that motion has not been heard.

     Thereafter, effective December 1, 2000, the parties and non-party Deloitte & Touche LLP, Aspec's former auditor, executed a Memorandum of Understanding, with the objective of settling the class action litigation. The settlement is subject to final court approval, it calls for Aspec (now known as Ingenuus Corporation) to pay $1.4 million into the settlement fund and upon final approval of the settlement by the court, to issue 1.75 million shares of common stock to the plaintiff class. A preliminary settlement hearing was held on April 16, 2001, at which the parties presented the stipulation of settlement and proposed orders to the Court for review. Thereafter, the court issued preliminary approving the settlement on May 17, 2001. A final settlement hearing is scheduled for July 13, 2001.

     As of November 30, 2000, the settlement cost has been accrued, including the stock element, using a price of $0.50 per share, the fair market value of the Company's common stock at November 30, 2000.

DERIVATIVE LAWSUIT

     Certain of the Company's current and former officers, directors and shareholder entities were also named as defendants in a derivative lawsuit styled Linda Willinger, IRA, et al. v. Conrad Dell'Oca et al., No. CV-778007, filed on November 12, 1998, in the Superior Court of Santa Clara County. The derivative action alleges facts similar to those in the class action and also alleges that certain of the directors caused the Company to conduct the initial public offering in order to redeem preferred stock they owned or in which they had a beneficial interest. Aspec filed a demurrer to that Complaint on June 8, 1999 on behalf of certain of the officer and director defendants and nominal defendant ("Aspec"). Thereafter, the plaintiffs requested defendants' assent to the dismissal of their complaint and the filing of an amended complaint. Derivative Plaintiffs filed their First Amended Shareholders' Derivative Complaint on September 2, 1999.

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

     The parties later stipulated that the plaintiffs would have additional time in which to file an amended complaint, as well as to re-notice a motion to compel the production of electronically-stored documents and records from Aspec, as well as to notice the deposition of a witness from the Company to testify concerning the storage of such documents and records.

     On or about December 1, 2000 certain of the defendants, including nominal defendant, Aspec (now Ingenuus), the plaintiffs, and non-party Deloitte & Touche LLP, the Company's former auditor, executed a Memorandum of Understanding, with the objective of settling the derivative litigation.

     On February 23, 2001, at a hearing before Judge Conrad Rushing, the parties advised the Court that they had reached agreement on a Stipulation of Settlement, which they provided to the Court. The settlement would fully and finally settle and resolve the derivative litigation, including a dismissal of the action with prejudice as to all defendants. The Stipulation requires the Company to pay the derivative plaintiffs' attorneys'

                              INGENUUS CORPORATION

                                  (UNAUDITED)

fees in the amount of $395,000, as well as to make certain changes to the Company's audit committee charter. Upon the effective date, which includes the occurrence of the effective date of the separate Stipulation of Settlement to be approved by the Court in the Class Action, the parties to the Stipulation in the derivative litigation will release one another from claims arising from or relating to the derivative action, as set forth in the Stipulation. Thereafter, on March 6, 2001, the Court entered an Order approving the Stipulation of Settlement and dismissing the matter with prejudice as to all defendants.

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

     On September 23, 1999, a lawsuit entitled Lesley Nemeth v. Aspec Technology Inc., was filed in Superior Court, County of Santa Clara No. DC 383204. Plaintiff is a former consultant to the Company who seeks in her complaint damages in the sum of $12,600 plus interest and attorneys' fees. On November 23, 1999 the court ordered the matter to binding arbitration administered by the American Arbitration Association ("AAA"). Plaintiff filed her arbitration claim with the AAA on or about March 2, 2000. An arbitrator was appointed, and the arbitration was scheduled for September 8, 2000. The arbitration date was suspended by the AAA, and, as of this time, has not been rescheduled. The court case was dismissed by the court for failure by the plaintiff to appear at an arbitration review conference. Plaintiff has filed a motion to vacate the dismissal, which motion was granted by the court following a hearing on January 23, 2001. The matter remains in private arbitration before the AAA, with a hearing scheduled for August 14, 2001.

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

                              INGENUUS CORPORATION

                                  (UNAUDITED)

NASDAQ INQUIRY

     On December 19, 2000, the Company received notice from NASDAQ that the Company's common stock had failed to maintain a minimum bid price of $1.00 over the prior thirty (30) consecutive trading days as required by NASDAQ National Marketplace Rules (the "Rules"). The Company had until March 19, 2001 to regain compliance with the Rules or the Company's common stock would be subject to delisting from NASDAQ. Regaining compliance required, in part, that the Company's common stock trade at of above the $1.00 minimum price for ten (10) consecutive trading days.

     On March 20, 2001, the Company received notice from NASDAQ that the Company's common stock had failed to maintain NASDAQ's minimum bid price closing requirement of $1.00 and that such failure had continued beyond the ninety (90) day probationary period allowed under the Rules. The letter specified that, as a result of the Company's failure to maintain the minimum bid price closing requirement, the Company's common stock would be delisted at the close of business on March 28, 2001. However, the Company appealed the decision, and the delisting was stayed pending a hearing before the NASDAQ Qualifications Panel (the "Panel") on May 3, 2001.

     On June 15, 2001 the Company was notified that the Panel had granted Ingenuus continued listing of the Company's securities on The Nasdaq National Market pursuant to an exception that the Company had until June 26, 2001 to file proxy materials with the SEC and Nasdaq that included a proposal for a reverse stock split, and further that the Company had until July 26, 2001 to demonstrate a closing bid price of at least $1.00 per share and maintain such price for a minimum of ten (10) consecutive trading days thereafter. This proposal for a reverse stock split is subject to approval by Ingenuus stockholders at a special stockholders meeting to be held on July 24, 2001.

     If, following the reverse stock split, the per share price of the Company's common stock trades at or above $1.00 for ten (10) consecutive trading days, the Company believes NASDAQ may withdraw the delisting action. If the stockholders do not approve the reverse stock spit proposal and the stock price does not otherwise increase to greater than $1.00 per share, the Company expects the Company's common stock to be immediately delisted from NASDAQ.

SEC INQUIRY

     In January 1999, the Company received an informal inquiry from the Securities and Exchange Commission ("SEC") Staff that the Company believes relates to the restatement of the Company's financial statements in 1998. The Company provided information in response to the SEC requests through March 1999 and has received no inquiries from the SEC since that time.

                              INGENUUS CORPORATION

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

COMPANY OVERVIEW

     During 2000, Ingenuus Corporation underwent a fundamental and rapid shift in business when it changed its name from Aspec Technology to Ingenuus Corporation (the "Company"), and sold its Semiconductor Intellectual Property ("SIP") business.

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

CLIENTS AND PARTNERS

     Many world-class manufacturing companies have started to enjoy the benefits of taking control and command of the entire manufacturing process, such as:

     - CIDCO Communications

     - Elantec Semiconductor

     - Hello Direct

     - Invensys

                              INGENUUS CORPORATION

     - Lucent Technologies

     - Mattson Technology

     - Pericom Semiconductor

     - Symmetricom

     The Company has established alliances with such top industry leaders as i2, Oracle and FileNet. In addition, we are a member of the Supply-Chain Council, an industry organization established in 1996 to create standards and improve supply chain processes among manufacturers, suppliers, distributors and retailers.

THE MARKET

     We are focusing on change management generally associated with Collaborative Product Commerce ("CPC"), a second-generation e-business strategy surrounding the entire lifecycle of a product.

     The audience for such software is discrete and process manufacturers that want to communicate with supply chains around the world in a new way. Traditionally, information along the manufacturing supply chain has remained internal, with parts and pieces being divided among various groups that make up the manufacturing process. Many of these companies use the Internet during the process, but only as a publishing medium.

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

     Collaborative commerce, or c-commerce is the second generation of e-commerce solutions, providing the value and power of its predecessor. While e-commerce focuses on cost reduction, c-commerce focuses on new revenue opportunities by bringing more innovative products to market faster than the competition.

     Collaborative Product Commerce ("CPC") is a class of software and services that uses internet technology to permit individuals to collaboratively share intellectual data improving the development, manufacture and management of products throughout the entire life cycle. CPC delivers two primary benefits; it improves quality and capability by connecting islands or pockets of product knowledge into a single, extended experience base; and it collapses time and distance variables using the Internet to gain faster time to market.

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

                              INGENUUS CORPORATION

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

CONSULTING SERVICES

     While MCM is expected to be our main revenue source in 2001, we also expect to derive revenue from delivery of professional services. Consultants will help clients define and refine internal change management processes, and help them better leverage their technology. Some professional services include:

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

RESULTS OF CONTINUING OPERATIONS

OPERATING SEGMENTS

     As of May 31, 2001, the Company operated in two segments, EDA and Ingenuus. For the quarter and six months ended May 31, 2000, Verilux and Chip & Chip (prior to the sale on June 14, 2000) are included together in the EDA segment in the tables below. For the quarter and six months ended May 31, 2001, only Verilux is included in the EDA segment since Chip & Chip was sold on June 14, 2000. Novo and Inbox are included with Ingenuus for the quarter and six months ended May 31, 2000 and 2001.

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

     The Company's Ingenuus business unit was formed with the acquisition and merger of Novo in October 1999 and Inbox, in December 1999. Inbox's products provide intelligent Internet-enabled, business-to-business, IEC content management applications which shorten time-to-market by developing, capturing, transferring, sharing and leveraging the corporate expertise required to deliver and maintain content throughout the content supply chain whereas Novo provides system maintenance services. Ingenuus segment's

                              INGENUUS CORPORATION

activities for the three and six month periods ended May 31, 2001, excluding amortization of goodwill, involved primarily activities surrounding product revenues from Inbox business, system maintenance revenue from the Novo business, research and development expenditures, sales and marketing and general administrative expenses.

RESULTS OF OPERATIONS

     The following table sets forth selected statements of operations data expressed both in dollars (in thousands) and as a percentage of revenue for the three and six month period ending May 31, 2001 compared to the period ended May 31, 2000:

                              INGENUUS CORPORATION

                       SEGMENTED STATEMENT OF OPERATIONS
                             DOLLARS (IN THOUSANDS)
                                  (UNAUDITED)

                                           QUARTER ENDED                  SIX MONTHS ENDED
                                            MAY 31, 2001                    MAY 31, 2001
                                    ----------------------------    ----------------------------
                                     EDA     INGENUUS    COMPANY     EDA     INGENUUS    COMPANY
                                    -----    --------    -------    -----    --------    -------
Revenue...........................  $   7    $   507     $   514    $ 268    $   953     $ 1,221
Cost of revenue...................      6        522         528        6      1,094       1,100
                                    -----    -------     -------    -----    -------     -------
Gross profit (loss)...............      1        (15)        (14)     262       (141)        121
                                    -----    -------     -------    -----    -------     -------
Operating expenses:
  Research and development........    408        615       1,023      577      1,398       1,975
  Sales and marketing.............     --      1,829       1,829       --      2,754       2,754
  General and administrative......     --      1,254       1,254       --      2,488       2,488
  Amortization -- goodwill........     74      1,000       1,074      149      1,999       2,148
                                    -----    -------     -------    -----    -------     -------
          Total operating
            expenses..............    482      4,698       5,180      726      8,639       9,365
(Loss) from operations............   (481)    (4,713)     (5,194)    (464)    (8,780)     (9,244)
Interest and other income, net....     --         76          76       --        165         165
Gain on sale of investment........     --      3,512       3,512       --      5,892       5,892
                                    -----    -------     -------    -----    -------     -------
(Loss) from continuing
  operations......................   (481)    (1,125)     (1,606)    (464)    (2,723)     (3,187)
Gain on disposal of discontinued
  operations......................     --         85          85       --         85          85
Provision for income taxes........     --          2           2       --          2           2
                                    -----    -------     -------    -----    -------     -------
          Net loss................  $(481)   $(1,042)    $(1,523)   $(464)   $(2,640)    $(3,104)
                                    =====    =======     =======    =====    =======     =======

                              INGENUUS CORPORATION

                       SEGMENTED STATEMENT OF OPERATIONS
                                 (PERCENTAGES)
                                  (UNAUDITED)

                                             QUARTER ENDED                 SIX MONTHS ENDED
                                             MAY 31, 2001                    MAY 31, 2001
                                     -----------------------------    ---------------------------
                                      EDA      INGENUUS    COMPANY    EDA     INGENUUS    COMPANY
                                     ------    --------    -------    ----    --------    -------
Revenue............................     100%      100%        100%     100%      100%       100%
Cost of revenue....................      86%      103%        103%       2%      115%        90%
                                     ------      ----      ------     ----      ----       ----
Gross profit (loss)................      14%       (3)%        (3)%     98%      (15)%       10%
                                     ------      ----      ------     ----      ----       ----
Operating expenses:
  Research and development.........   5,829%      121%        199%     215%      147%       162%
  Sales and marketing..............      --       361%        356%      --       289%       226%
  General and administrative.......      --       247%        244%      --       261%       204%
  Amortization -- goodwill.........   1,057%      197%        209%      56%      210%       176%
                                     ------      ----      ------     ----      ----       ----
          Total operating
            expenses...............   6,886%      926%      1,008%     271%      907%       768%
(Loss) from operations.............  (6,872)%    (929)%    (1,011)%   (173)%    (922)%     (758)%
Interest and other income, net.....      --        15%         15%      --        17%        14%
Gain on sale of investment.........      --       693%        683%      --       618%       483%
Losses from joint venture..........      --        --          --       --        --         --
                                     ------      ----      ------     ----      ----       ----
(Loss) from continuing
  operations.......................  (6,872)%    (221)%      (313)%   (173)%    (287)%     (261)%
Gain on disposal of discontinued
  operations.......................      --        17%         17%      --         9%         7%
Provision for income taxes.........      --        --          --       --        --         --
                                     ------      ----      ------     ----      ----       ----
          Net loss.................  (6,872)%    (204)%      (296)%   (173)%    (278)%     (254)%
                                     ======      ====      ======     ====      ====       ====

                              INGENUUS CORPORATION

                       SEGMENTED STATEMENT OF OPERATIONS
                             DOLLARS (IN THOUSANDS)
                                  (UNAUDITED)

                                         QUARTER ENDED                   SIX MONTHS ENDED
                                          MAY 31, 2000                     MAY 31, 2000
                                  ----------------------------    ------------------------------
                                   EDA     INGENUUS    COMPANY     EDA      INGENUUS    COMPANY
                                  -----    --------    -------    ------    --------    --------
Revenue.........................  $ 275    $ 1,001     $ 1,276    $  275    $ 1,311     $  1,586
Cost of revenue.................     67      1,026       1,093        67      1,255        1,322
                                  -----    -------     -------    ------    -------     --------
Gross profit (loss).............    208        (25)        183       208         56          264
                                  -----    -------     -------    ------    -------     --------
Operating expenses:
  Research and development......    467        304         771       771      1,176        1,947
  Sales and marketing...........     --        802         802        --        920          920
  General and administrative....     --      1,810       1,810        --      4,146        4,146
  Write off of Purchased
     Technology.................     --         --          --        --        925          925
  Amortization -- goodwill......    179      1,058       1,237       361      2,116        2,477
                                  -----    -------     -------    ------    -------     --------
          Total operating
            expenses............    646      3,974       4,620     1,132      9,283       10,415
(Loss) from operations..........   (438)    (3,999)     (4,437)     (924)    (9,227)     (10,151)
Interest and other income,
  net...........................     --        177         177        (4)       407          403
Gain on sale of investment......     --         --          --        --         --           --
(Losses) from joint venture.....     --         --          --        --        (67)         (67)
                                  -----    -------     -------    ------    -------     --------
(Loss) from continuing
  operations....................   (438)    (3,822)     (4,260)     (928)    (8,887)      (9,815)
(Loss) from discontinued
  operations....................     --     (1,209)     (1,209)       --     (3,622)      (3,622)
Gain on disposal of discontinued
  operations....................     --      5,433       5,433        --      5,433        5,433
Provision for income taxes......     --         --          --        --         --           --
                                  -----    -------     -------    ------    -------     --------
          Net loss..............  $(438)   $   402     $   (36)   $ (928)   $(7,076)    $ (8,004)
                                  =====    =======     =======    ======    =======     ========

                              INGENUUS CORPORATION

                       SEGMENTED STATEMENT OF OPERATIONS
                                 (PERCENTAGES)
                                  (UNAUDITED)

                                              QUARTER ENDED                SIX MONTHS ENDED
                                              MAY 31, 2000                   MAY 31, 2000
                                       ---------------------------    ---------------------------
                                       EDA     INGENUUS    COMPANY    EDA     INGENUUS    COMPANY
                                       ----    --------    -------    ----    --------    -------
Revenue..............................   100%      100%       100%      100%      100%       100%
Cost of revenue......................    24%      102%        86%       24%       96%        83%
                                       ----      ----       ----      ----      ----       ----
Gross profit (loss)..................    76%       (2)%       14%       76%        4%        17%
                                       ----      ----       ----      ----      ----       ----
Operating expenses:
  Research and development...........   170%       30%        60%      280%       90%       123%
  Sales and marketing................    --        80%        63%       --        70%        58%
  General and administrative.........    --       181%       142%       --       316%       261%
  Write off of Purchased
     Technology......................    --        --         --        --        71%        58%
  Amortization -- goodwill...........    65%      106%        97%      131%      161%       156%
                                       ----      ----       ----      ----      ----       ----
          Total operating expenses...   235%      397%       362%      411%      708%       656%
(Loss) from operations...............  (159)%    (399)%     (348)%    (335)%    (704)%     (639)%
Interest and other income, net.......    --        18%        14%       (1)%      31%        25%
(Losses) from joint venture..........    --        --         --        --        (5)%       (4)%
                                       ----      ----       ----      ----      ----       ----
(Loss) from continuing operations....  (159)%    (381)%     (334)%    (336)%    (678)%     (618)%
(Loss) from discontinued
  operations.........................    --      (121)%      (95)%      --      (276)%     (228)%
Gain on disposal of discontinued
  operations.........................    --       543%      (426)%      --       414%       343%
Provision for income taxes...........    --        --         --        --        --         --
                                       ----      ----       ----      ----      ----       ----
          Net loss...................  (159)%      41%        (3)%    (336)%    (540)%     (503)%
                                       ====      ====       ====      ====      ====       ====

     Revenue. Revenue for Ingenuus decreased by 49% from $1.0 million in the quarter ended May 31, 2000, to $507,000 in the quarter ended May 31, 2001 and 27% from $1.3 million in the six months ended May 31, 2000 to $1.0 million in the six months ended May 31, 2001. The decrease in revenue is related to the slowing of the economy and 3 to 9 month sales cycle. Ingenuus hired most of the sales team in second half of Q1 - 2001,

     Revenue from the EDA segment for the quarter ended May 31, 2001 was $7,000 and resulted from the sale of maintenance of Verilux products. Revenue from the EDA segment for the quarter ended May 31, 2000 was $275,000

     Cost of revenue. Cost of revenue for Ingenuus primarily represents the costs of products, personnel and other operating expenses incurred in the implementation phase of the Inbox product. Cost of revenue as a percentage of revenue increased by 19% from 96% of revenue for the six months ended May 31, 2000 to 115% of revenue for the six months ended May 31, 2001. The increase was due to the fact that the volume of products sold was lower than anticipated. Ingenuus Corporation has built up a professional and customer services team for the anticipated revenue.

     Research and development. Research and development expenses represent the cost of engineering personnel and other operating expenses incurred in the development and enhancement of our core technology. Research and development expenses for Ingenuus increased by 102% from $304,000 in the quarter ended May 31, 2000 to $615,000 in the quarter ended May 31, 2001. Research and development expenses as a percentage of revenue was 30% in the quarter ended May 31, 2000 compared to 121% in the quarter ended May 31, 2001.

     Research and development expenses for the EDA segment related to Verulix for the quarter ended May 31, 2001, was $408,000 compared to $467,000 for the quarter ended May 31, 2000.

     Sales and marketing. Sales and marketing expenses consist of salaries and commissions paid to internal sales and marketing personnel and sales representatives, promotional costs and related operating expenses. Sales and marketing expenses for Ingenuus increased by 128% from $802,000 in the quarter ended May 31, 2000, to $1.8 million in the quarter ended May 31, 2001. Sales and marketing expense, as a percentage of revenue was 80% in the quarter ended May 31, 2000 and 361% in the quarter ended May 31, 2001. The absolute dollar increase in sales and marketing expenses in the quarter ended May 31, 2001, compared with the quarter ended May 31, 2000, was due to an increase in marketing expenses relating to promotion of our Ingenuus products and an increase in sales force.

     General and administrative. General and administrative expenses consist of salaries and expenses related to executives, corporate finance, legal and human resources departments. General and administrative expenses, decreased by 28% from $1.8 million in the quarter ended May 31, 2000, to $1.3 million in the quarter ended May 31, 2001. General and Administrative expenses as a percentage of revenue was 181% in the quarter ended May 31, 2000 and 247% in the quarter ended May 31, 2001. The absolute dollar decrease in general and administrative expenses in the quarter ended May 31, 2001, compared with the quarter ended May 31, 2000, was mainly due to decreased headcount, and lower fees related to professional services like legal expenses.

     The Company also recorded $1.1 million in amortization expenses in the second quarter of fiscal 2001, and $1.2 million in the second quarter of fiscal 2000, related to acquisitions in the last two years.

     Interest, and other income net. Net interest and other income for Ingenuus decreased 57% from $177,000 in the three months ended May 31, 2000 to $76,000 in the three months ended May 31, 2001, due to the decline in the cash balance.

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

     Our operating activities utilized net cash of $9.7 million in the six month period ended May 31, 2001 and $9.6 million in the six month period ending May 31, 2000. Net cash for operating activities in the first six months of fiscal 2000 and 2001 was due to the significant net losses incurred for these periods.

     Net cash provided from investing activities was $6.7 million, in the six month period ending May 31, 2001. Net cash used in investing activities was $9.9 million, in the six-month period ending May 31, 2000. Investing activities for the six months period ending May 31, 2001 included monies received from the sale of our discontinued business and the sale of shares of Virage Logic. Net cash used in six months period ending May 31, 2000 consisted primarily of the investment in Inbox and net purchases of property and equipment.

     Net cash utilized by financing activities was $ 135,000 in the six-month period ending May 31, 2001. Net cash provided by financing activities was $192,000 in the six month periods ended May 31, 2000. Net cash used in six months period ending May 31, 2001 consisted primarily of repurchase of common stock. Net cash provided from financing activities in six months period ending May 31, 2000 consisted primarily of proceeds from issuance of common stock.

     At May 31, 2001, we had cash and cash equivalents of $7.7 million. As of May 31, 2001, we had a retained deficit of $77.8 million and working capital of $7.5 million.

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

     - other factors.

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

OTHER FACTORS AFFECTING FUTURE OPERATING RESULTS

POSSIBLE CHALLENGES TO SUCCESS

WE MAY NOT BE SUCCESSFUL IN MARKETING THE MCM PRODUCT

     Our future depends on our ability to enhance and expand our MCM product, and to introduce new products as technology allows. There is still no assurance that we will be successful in marketing the MCM product. We may also experience release delays that are costly, can harm our business and can result in possible litigation. Other possible risks include:

     - Manufacturers resisting change,

     - Companies and customers being lacking cash due to inflation or other economic shifts,

     - Miscalculating the need for the MCM product if manufacturers are not ready to enjoy the benefits of a fully automated system,

     - Misappropriation of the Company's technology or copyright infringement;
       and

     - Diversion of resources due to litigation, including propriety rights issues.

THE INTRODUCTION OF A COMPETING PRODUCT BY A LARGE COMPANY COULD HAVE AN ADVERSE EFFECT ON SALES

     We must deliver the MCM product to the marketplace before a competing company provides a similar whole solution. If a competitor with better name recognition were to produce a comprehensive manufacturing change product, it could have an adverse affect on our financial condition.

IF WE DO NOT ESTABLISH OUR NAME IN THE INDUSTRY, OUR BUSINESS COULD BE HARMED

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

IF WE DO NOT ESTABLISH A FIRM CUSTOMER BASE, OUR BUSINESS COULD BE HARMED

     If our sales team is not successful in closing sales with major manufacturers, this will have an adverse effect on our overall sales plan and on the financial condition of the company.

THE MANUFACTURING INDUSTRY MAY RESIST CHANGING TO OUR PLATFORM

     Manufacturers have invested substantial funds in systems that are already in place and may resist the idea of a basic platform, fearing that it may be not flexible enough to meet their individual needs. Such resistance may have an adverse affect on our financial condition.

PRODUCT DEFECTS MAY HARM OUR BUSINESS

     Like any new software product, the MCM software may have some "bugs" or defects that could appear after a company has purchased and installed the software. Such occurrences could have an adverse affect on our financial condition because the customer may be unsatisfied, there may be additional labor costs incurred in fixing it, and shipments of other products may be delayed.

A RECESSION OR ECONOMIC DOWNFALL WOULD HARM OUR BUSINESS

     If a recession or economic downfall occurs, it will mean difficult times for most companies and may have an adverse affect on our financial condition.

RISKS OF OUR INTERNATIONAL SALES COULD HARM OUR BUSINESS

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

ANY ACQUISITIONS MAY NOT BE SUCCESSFUL

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

     - announcements of technological innovations,

     - new products or new contracts by us or our existing or potential competitors,

     - developments with respect to patents, copyrights or proprietary rights,

     - adoption of new accounting standards affecting the software industry, and

     - general market conditions.

     In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the market price of our common stock. In June 1998, securities class action litigation was filed against us and certain of our executive officers and directors. The parties have entered into a settlement agreement, but preliminary and final court approvals have not yet been granted. See Part II Item 1 -- Legal Proceedings

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We currently have funds in foreign currency, which are translated to U.S. dollars. Hence, strengthening of the dollar may result in a decrease in the value when converted to U.S. dollars.

     Interest income is sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments calculated at variable rates.

     We have established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place our investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at cost, which approximates market value. Due to the short-term nature of our investments and the immaterial amount of our debt obligation, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CLASS ACTION LAWSUITS

     On July 1, 1998, a class action lawsuit, Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037 ("the Jonas Complaint"), was filed in the Superior Court for the State of California, County of Santa Clara. The Jonas Complaint alleged that Aspec Technology, Inc. ("Aspec") and certain of its officers, directors and the underwriters of the Company's initial public offering, violated California Corporations Code Sections 25400 and 25500, and California Business and Professions Code Sections 17200 and 17500 by making false and misleading statements about Aspec's financial condition. The action was purportedly brought on behalf of all persons who purchased Aspec stock during the period from April 28, 1998 through June 25, 1998. On July 2, 1998, July 27, 1998, and August 17, 1998, three additional complaints were filed in state court against the Company and certain of its officers, directors, entitled respectively, William Neuman, et al. v. Aspec Technology, Inc., et al., No. CV-775089 ("the Neuman Complaint"); Martin L. Klotz, on behalf of the Martin Klotz Defined Benefit Profit Sharing Plan, et al. v. Aspec Technology, Inc., et al., No. CV-776065. In addition to alleging the same violations of the Corporations Code as the three other complaints the Klotz Complaint also alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933, and a class period of April 28, 1998 through June 30, 1998. The complaints sought unspecified damages. A fifth similar complaint, filed in federal court, was later dismissed.

     On January 29, 1999, the plaintiffs consolidated the pending class action cases and filed a Consolidated Amended Complaint, styled Howard Jonas, et al. v. Aspec Technology, Inc., et al., No. CV-775037. The Consolidated Amended Complaint, which was purportedly brought on behalf of all persons who purchased Aspec's stock between April 27, 1998 and June 30, 1998, alleged that Aspec and certain of its officers and directors, as well as its underwriters, violated Sections 25400 and 25500 of the California Corporations Code, and Sections 11 and 15 of the Securities Act of 1933 (except as to the underwriters). On June 7, 1999, Aspec and certain of the individual defendants filed demurrers to the Consolidated Complaint (the "Aspec Defendants"). On June 9, 1999, the plaintiffs filed a motion for summary adjudication of their claims against Aspec under
Section 11 of the Securities Act. The plaintiffs also moved to certify a plaintiff class.

     On August 26, 1999, the court heard argument on the defendants' demurrers. The court sustained the demurrers in part and overruled them in part. Specifically, the court held that the plaintiffs had not pleaded their claims under California Corporations Code Section 25400 with sufficient particularity and granted plaintiffs leave to amend this claim. The court overruled the defendants' demurrers to the Section 11 claim. Following that hearing, plaintiffs withdrew their motion for summary adjudication. Thereafter plaintiffs filed their First Amended Class Action Complaint, under seal, on October 18, 1999.

     On January 11, 2000, the defendants filed demurrers to Count I of the First Amended Complaint, which alleged claims under California Corporations Code Sections 25400/25500. The Aspec Defendants demurred to Count I on the basis that plaintiffs had not pleaded facts demonstrating that the defendants had acted with scienter. The Aspec Defendants also moved to strike certain allegations in the complaint. The motions were fully briefed, and the court heard oral argument on defendants' demurrers and motion to strike, and plaintiffs' motion for class certification on February 24, 2000. The court overruled the defendants' demurrers, denied the motion to strike and took the motion for class certification under submission. Thereafter, on March 13, 2000, the Aspec Defendants answered the plaintiffs' unverified complaint, generally denying all allegations and asserting affirmative defenses.

     On March 16, 2000, the court certified a plaintiff class. On that same date, the Court found, sua sponte, that the case is complex, and pursuant to a pilot program implemented in the Superior Court for Santa Clara County, assigned it to a single judge for all purposes. The plaintiffs thereafter re-noticed their motion for summary adjudication of their Section 11 claim; based on stipulations between the parties, the defendants did not respond to the motion and that motion has not been heard.

     Thereafter, effective December 1, 2000 the parties and non-party Deloitte & Touche LLP, Aspec's former auditor, executed a Memorandum of Understanding, with the objective of settling the class action litigation. The settlement is subject to final court approval; it calls for Aspec (now known as Ingenuus Corporation) to pay $1.4 million into the settlement fund and upon final approval of the settlement by the court, to issue 1.75 million shares of common stock to the plaintiff class. A preliminary settlement hearing was held on April 16, 2001, at which the parties presented the stipulation of settlement and proposed orders to the Court for review. Thereafter, the Court issued orders preliminarily approving the settlement on May 17, 2001. A final settlement hearing is scheduled for July 13, 2001.

     As of November 30, 2000, the settlement cost has been accrued, including the stock element, using a price of $0.50 per share, the fair market value of the Company's common stock at November 30, 2000.

DERIVATIVE LAWSUIT

     Certain of the Company's current and former officers, directors and shareholder entities were also named as defendants in a derivative lawsuit styled Linda Willinger, IRA, et al. v. Conrad Dell'Oca et al., No. CV-778007, filed on November 12, 1998, in the Superior Court of Santa Clara County. The derivative action alleges facts similar to those in the class action and also alleges that certain of the directors caused the Company to conduct the initial public offering in order to redeem preferred stock they owned or in which they had a beneficial interest. Aspec filed a demurrer to that Complaint on June 8, 1999 on behalf of certain of the officer and director defendants and nominal defendant ("Aspec"). Thereafter, the plaintiffs requested defendants' assent to the dismissal of their complaint and the filing of an amended complaint. Derivative Plaintiffs filed their First Amended Shareholders' Derivative Complaint on September 2, 1999.

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

     The parties later stipulated that the plaintiffs would have additional time in which to file an amended complaint, as well as to re-notice a motion to compel the production of electronically-stored documents and records from Aspec, as well as to notice the deposition of a witness from the Company to testify concerning the storage of such documents and records.

     On or about December 1, 2000 certain of the defendants, including nominal defendant, Aspec (now Ingenuus), the plaintiffs, and non-party Deloitte & Touche LLP, the Company's former auditor, executed a Memorandum of Understanding, with the objective of settling the derivative litigation.

     On February 23, 2001, at a hearing before Judge Conrad Rushing, the parties advised the Court that they had reached agreement on a Stipulation of Settlement, which they provided to the Court. The settlement would fully and finally settle and resolve the derivative litigation, including a dismissal of the action with prejudice as to all defendants. The Stipulation requires the Company to pay the derivative plaintiffs' attorneys' fees in the amount of $395,000, as well as to make certain changes to the Company's audit committee charter. Upon the effective date, which includes the occurrence of the effective date of the separate Stipulation of Settlement to be approved by the Court in the Class Action, the parties to the Stipulation in the derivative litigation will release one another from claims arising from or relating to the derivative action, as set forth in the Stipulation. Thereafter, on March 6, 2001, the Court entered an Order approving the Stipulation of Settlement and dismissing the matter with prejudice as to all defendants.

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

     On September 23, 1999, a lawsuit entitled Lesley Nemeth v. Aspec Technology Inc., was filed in Superior Court, County of Santa Clara No. DC 383204. Plaintiff is a former consultant to the Company who seeks in her complaint damages in the sum of $12,600 plus interest and attorneys' fees. On November 23, 1999 the court ordered the matter to binding arbitration administered by the American Arbitration Association ("AAA"). Plaintiff filed her arbitration claim with the AAA on or about March 2, 2000. An arbitrator was appointed, and the arbitration was scheduled for September 8, 2000. The arbitration date was suspended by the AAA, and, as of this time, has not been rescheduled. The court case was dismissed by the court for failure by the plaintiff to appear at an arbitration review conference. Plaintiff has filed a motion to vacate the dismissal, which motion was granted by the court following a hearing on January 23, 2001. The matter remains in private arbitration before the AAA, with a hearing scheduled for August 14, 2001.

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

NASDAQ INQUIRY

     On December 19, 2000, the Company received notice from NASDAQ that the Company's common stock had failed to maintain a minimum bid price of $1.00 over the prior thirty (30) consecutive trading days as required by NASDAQ National Marketplace Rules (the "Rules"). The Company had until March 19, 2001 to regain compliance with the Rules or the Company's common stock would be subject to delisting from NASDAQ. Regaining compliance required, in part, that the Company's common stock trade at of above the $1.00 minimum price for ten (10) consecutive trading days.

     On March 20, 2001, the Company received notice from NASDAQ that the Company's common stock had failed to maintain NASDAQ's minimum bid price closing requirement of $1.00 and that such failure had continued beyond the ninety (90) day probationary period allowed under the Rules. The letter specified that, as a result of the Company's failure to maintain the minimum bid price closing requirement, the Company's common stock would be delisted at the close of business on March 28, 2001. However, the Company appealed the decision, and the delisting was stayed pending a hearing before the NASDAQ Qualifications Panel (the "Panel") on May 3, 2001.

     On June 15, 2001 the Company was notified that the Panel had granted Ingenuus continued listing of the Company's securities on The Nasdaq National Market pursuant to an exception that the Company had until June 26, 2001 to file proxy materials with the SEC and Nasdaq that included a proposal for a reverse stock split, and further that the Company had until July 26, 2001 to demonstrate a closing bid price of at least $1.00 per share and maintain such price for a minimum of ten (10) consecutive trading days thereafter. This proposal for a reverse stock split is subject to approval by Ingenuus stockholders at a special stockholders meeting to be held on July 24, 2001.

     If, following the reverse stock split, the per share price of the Company's common stock trades at or above $1.00 for ten (10) consecutive trading days, the Company believes NASDAQ may withdraw the delisting action. If the stockholders do not approve the reverse stock spit proposal and the stock price does not otherwise increase to greater than $1.00 per share, the Company expects the Company's common stock to be immediately delisted from NASDAQ.

SEC INQUIRY

     In January 1999, the Company received an informal inquiry from the Securities and Exchange Commission ("SEC") Staff that the Company believes relates to the restatement of the Company's financial statements in 1998. The Company provided information in response to the SEC requests through March 1999 and has received no inquiries from the SEC since that time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on Wednesday, May 16, 2001 at 3:00 p.m., local time, in Sunnyvale, California.

          (a) The following nominees for director of the Company were elected. Each person elected as a director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified:

                  NAME OF NOMINEE                     VOTES FOR    VOTES WITHHELD
                  ---------------                     ----------   --------------
Conrad J. Dell'Oca..................................  27,892,697      772,784
Ronald K. Bell......................................  28,405,702      259,779
Michael J. Carroll..................................  28,397,014      268,467
Al Wilson...........................................  28,406,702      258,779

          (b) The Company's stockholders approved an amendment to the Company's 1997 Director Stock Option Plan to increase the initial number of shares granted to outside directors upon the date such persons first become outside directors, with 26,162,902 votes in favor, 2,488,691 votes against and 13,888 votes abstaining.

          (c) The Company's stockholders ratified the appointment of Moss Adams L.L.P. as independent auditors for the Company for the 2001 fiscal year, with 28,452,361 votes in favor, 177,515 votes against and 35,604 votes abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

        10.4 Ingenuus's 1997 Director Stock Option Plan.

        10.8 Ingenuus's 2000 Stock Plan

     (b) Reports on Form 8-K.

        (1) We filed a current report on Form 8-K dated March 9, 2001, related to the resignation of PricewaterhouseCoopers LLP as Ingenuus's independent accountants.

        (2) We filed a current report on Form 8-K dated March 23, 2001, related to the engagement of Moss Adams L.L.P. as Ingenuus's new independent accountants.

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

Date: July 9, 2001