Form 10-Q
period 2001-08-31
INGENUUS CORP
filed 2001-10-15
CIK 1031911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

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

     The number of shares of the Registrant's Common Stock outstanding as of August 31, 2001 was 36,853,062.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INGENUUS CORPORATION

                                   FORM 10-Q
                     FOR THE QUARTER ENDED AUGUST 31, 2001

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                      PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements
         a) Condensed Consolidated Statements of Operations for the
         three and nine months ended August 31, 2001 and 2000........    2
         b) Condensed Consolidated Balance Sheets at August 31, 2001
            and November 30, 2000....................................    3
         c) Condensed Consolidated Statements of Cash Flows for the
         nine months ended August 31, 2001 and 2000..................    4
         d) Notes to Condensed Consolidated Financial Statements.....    5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   13
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...   25

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   25
Item 4.  Submission of Matters to a Vote of Security Holders.........   28
Item 5.  Other Information...........................................   29
Item 6.  Exhibits and Reports on Form 8-K............................   29
SIGNATURES...........................................................   30

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INGENUUS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                QUARTER ENDED         NINE MONTHS
                                                                 AUGUST 31,        ENDED AUGUST 31,
                                                              -----------------   -------------------
                                                               2001      2000       2001       2000
                                                              -------   -------   --------   --------
                                                                            (UNAUDITED)
Revenue.....................................................  $   366   $   951   $  1,320   $  2,262
Cost of revenue.............................................      599       738      2,024      2,313
                                                              -------   -------   --------   --------
Gross profit/(Loss).........................................     (233)      213       (704)       (51)
                                                              -------   -------   --------   --------
Operating expenses:
  Research and development..................................      526       794      1,925      1,971
  Sales and marketing.......................................    1,384       853      4,137      1,773
  General and administrative................................      877     1,042      3,365      5,188
  Write-off of purchased technology.........................       --        --         --        925
  Amortization -- goodwill..................................      834       928      2,502      2,724
                                                              -------   -------   --------   --------
         Total operating expenses...........................    3,621     3,617     11,929     12,581
(Loss) from operations......................................   (3,854)   (3,404)   (12,633)   (12,632)
Interest and other income, net..............................      547       242        712        649
Gain on sale of investment..................................       43        --      5,935         --
Equity losses from joint venture............................       --        --         --        (67)
                                                              -------   -------   --------   --------
(Loss) from continuing operations...........................   (3,264)   (3,162)    (5,986)   (12,050)
(Loss) from discontinued operations.........................     (145)     (112)      (524)    (4,662)
(Loss)/ gain on disposal of discontinued operations.........     (705)      (70)      (705)     5,363
                                                              -------   -------   --------   --------
Gain/(Loss) attributed to discontinued operations...........     (850)     (182)    (1,229)       701
Provision for income taxes..................................        2        --          5         --
                                                              -------   -------   --------   --------
Net loss....................................................  $(4,116)  $(3,344)  $ (7,220)  $(11,349)
                                                              =======   =======   ========   ========
EARNINGS PER SHARE -- BASIC AND DILUTED
Continuing operations.......................................  $ (0.09)  $ (0.09)  $  (0.16)  $  (0.33)
Income (Loss) from discontinued operations..................       --        --      (0.02)     (0.13)
Gain/(Loss) on disposal of discontinued operations..........    (0.02)       --      (0.02)       .15
Net loss per share..........................................    (0.11)    (0.09)     (0.20)     (0.31)
EARNINGS PER SHARE -- DILUTED
Continuing operations.......................................    (0.09)    (0.09)     (0.16)     (0.33)
Discontinued operations.....................................       --        --      (0.02)     (0.13)
Gain/(Loss) on disposal of discontinued operations..........    (0.02)       --      (0.02)       .15
Net loss per share..........................................    (0.11)    (0.09)     (0.20)     (0.31)
Shares used in basic per share calculation..................   36,853    36,668     36,829     36,123
Shares used in diluted per share calculation -- Continuing
  operations................................................   36,853    36,668     36,829     36,123
Shares used in diluted per share calculation -- Loss from
  discontinued operations...................................   36,853    36,668     36,829     36,123
Shares used in diluted per share calculation -- Gain/(Loss)
  on disposal of discontinued operations....................   36,853    36,668     36,829     37,060

     See accompanying notes to condensed consolidated financial statements.

                              INGENUUS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              AUGUST 31,    NOVEMBER 30,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  7,294       $  8,789
  Short-term investments....................................        262          5,972
  Accounts receivable, (net of allowance)...................        549            553
  Income taxes receivable...................................        609          2,089
  Note receivable...........................................        932          3,833
  Prepaid expenses and other current assets.................        389            186
                                                               --------       --------
          Total current assets..............................     10,035         21,422
Property and equipment, net.................................        427            808
Goodwill and other intangible assets........................     10,587         14,542
Restricted cash.............................................        125            106
Net due from Chip & Chip....................................      1,401          1,401
Investments and other assets................................        111            175
                                                               --------       --------
          Total assets......................................   $ 22,686       $ 38,454
                                                               ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $    949       $  1,682
  Accrued liabilities.......................................      3,284          6,040
  Deferred revenue..........................................        572            527
                                                               --------       --------
          Total current liabilities.........................      4,805          8,249
Other liabilities, long term................................        219            219
                                                               --------       --------
          Total liabilities.................................      5,024          8,468
                                                               --------       --------
Commitments and contingencies
Stockholders' equity:
  Common stock..............................................    102,591        102,577
  Treasury stock............................................     (3,254)        (3,085)
  Accumulated other comprehensive income....................        226          5,132
  Accumulated deficit.......................................    (81,901)       (74,638)
                                                               --------       --------
          Total stockholders' equity........................     17,662         29,986
                                                               --------       --------
          Total liabilities and stockholders' equity........   $ 22,686       $ 38,454
                                                               ========       ========

     See accompanying notes to condensed consolidated financial statements.

                              INGENUUS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                              -----------------------
                                                              AUGUST 31,   AUGUST 31,
                                                                 2001         2000
                                                              ----------   ----------
Cash flows from operating activities:
  Net loss..................................................   $ (7,220)    $(11,349)
  Deduct: Gain on disposal of discontinued operations.......        705       (5,363)
           Losses between year-end and the measurement
          date..............................................                    (999)
                                                               --------     --------
  Net Loss from operations..................................     (6,515)     (17,711)
                                                               --------     --------
  Adjustments from operating activities:
     Realized gain on Virage Logic shares...................     (5,935)          --
     Depreciation and amortization..........................      3,636        6,162
     Gain/Loss)on disposal of fixed assets..................          3          (86)
     Cumulative translation adjustment......................        (44)          --
     Changes in assets and liabilities
       Accounts receivable..................................          4        1,522
       Prepaid expenses and other current assets............       (238)        (132)
       Income tax receivable................................      1,480           --
       Restricted cash......................................        (19)          --
       Accounts payable.....................................       (731)      (1,305)
       Accrued and other liabilities........................     (2,728)      (1,122)
       Customer advances....................................         45        1,118
                                                               --------     --------
          Net cash used for operating activities of
           continuing operations............................    (11,042)     (11,554)
                                                               --------     --------
Cash flows from investing activities:
  Acquisition of Inbox -- net of cash.......................         --       (7,603)
  Proceeds from sale of Virage Logic shares.................      6,739           --
Overdraft disposed of, net of cash acquired -- Chip &
  Chip......................................................                      24
  Purchases of fixed assets.................................        (40)      (2,765)
  Sale of fixed assets......................................          3          296
  Write-off of notes receivable.............................         --          (44)
                                                               --------     --------
          Net cash provided by (used for) investing
           activities of continuing operations..............      6,702      (10,092)
                                                               --------     --------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................         14          399
  Repurchase of common stock................................       (169)          --
                                                               --------     --------
          Net cash provided by (used for) financing
           activities of continuing operations..............       (155)         399
                                                               --------     --------
Operating cashflow from discontinued operations.............      3,000        6,955
                                                               --------     --------
Net (decrease) in cash and equivalents......................     (1,495)     (14,292)
Cash and cash equivalents, beginning of period..............      8,789       23,884
                                                               --------     --------
Cash and cash equivalents, end of period....................   $  7,294     $  9,592
                                                               ========     ========

     See accompanying notes to condensed consolidated financial statements.

                              INGENUUS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Ingenuus Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2001 or for any other period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended November 30, 2000 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 28, 2001.

     Certain reclassifications has been made to 2000 amounts to conform with the 2001 presentation. These reclassifications had no effect on net loss.

2.  DISCONTINUED OPERATIONS

     On April 6, 2000, the Company sold its semiconductor intellectual property, library development and design tools and service business ("SIP Business") to DII Semiconductor Inc. ("DII") for $11.3 million ($5.5 million in cash and approximately $1 million due quarterly through October 2001). As a result, the operations of the EDA Business have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes.

     Revenues for the SIP Business were $1.3 million for the first quarter of fiscal 2000 and $729,000 through the date of disposal.

     The Company has unsuccessfully tried selling Verilux, the Electronic Design Automation ("EDA") segment of the company. On May 15, 2001, the Company notified Verilux Design Technology ("Verilux") employees of its intent to terminate their employment with the Company in one hundred twenty days and accrued termination benefits of $226,000 in the second quarter. On June 18, 2001, the Company adopted a plan to dispose of the assets of Verilux Design Technology. In the event that the assets of Verilux Design Technology could not be sold, the Verilux business would be discontinued effective August 31, 2001. As a result, the operations of the EDA business have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes.

     Revenues for the EDA Business were $270,000 for the nine months ending August 31, 2001 and $535,000 for nine months ending August 31,2000.

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

     The shares used for the calculation of diluted EPS excludes 0 and 1,235,000 common share equivalents related to purchase rights and options for Q3 2001 and Q3 2000 respectively, because the inclusion will have an anti-dilutive effect on EPS.

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

     The Company adopted SFAS 133 in the first quarter of fiscal 2001. The adoption of SFAS 133 did not have a material effect on the Company's financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the first quarter of fiscal 2001. The adoption of SAB 101 did have a material effect on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25." FIN 44 becomes effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. This may have a material effect on future periods with respect to options which were repriced in the first quarter of fiscal 2001 and are subject to variable plan accounting.

     In July 2001, the FASB issued two Statements, Statement No. 141, "Business Combinations" ("SFAS No. 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with a fiscal year beginning after March 15, 2001. The Company expects to adopt the pronouncement as of December 1, 2001, the beginning of its fiscal year 2002. The Company has not yet evaluated the effects of these changes on its consolidated financial statements.

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

                              INGENUUS CORPORATION

                                  (UNAUDITED)

     The Company's total comprehensive income (loss) was as follows (in thousands):

                                                            QUARTER ENDED    NINE MONTHS ENDED
                                                             AUGUST 31,         AUGUST 31,
                                                           ---------------   -----------------
                                                            2001     2000     2001      2000
                                                           ------   ------   -------   -------
Net Loss.................................................  (4,116)  (3,344)   (7,220)  (11,349)
Other comprehensive income:
Realized gain -- previously recognized...................      --       --    (6,050)       --
Unrealized holding gain on available -- for sale
  marketable securities..................................     (50)   9,037     1,145     9,037
                                                           ------   ------   -------   -------
Comprehensive Income/(Loss)..............................  (4,166)   5,693   (12,125)   (2,312)

6.  INVESTMENTS

  INVESTMENT IN VIRAGE LOGIC

     In fiscal 1998, the Company made a private equity investment in Virage Logic Corp. ("Virage"), for an aggregate cost of $0.8 million. This investment is held at fair value and is classified in current assets, as the Company intends to realize this investment in the short term. As of August 31, 2001, the Company sold 503,000 of the 525,000 shares held, for $6.74 million. The unrealized gain of $0.23 million on the remaining 22,000 shares is recognized in accumulated other comprehensive income, in accordance with SFAS 115, "Accounting for certain investments in debt and equity securities".

  IMPAIRMENT OF INVESTMENT IN SLIM TECHNOLOGY

     During the first quarter of fiscal 1999, the Company purchased a 40% interest in Slim Technology Co, Ltd., a Korean company, ("Slim Tech"), at a cost of $2.3 million. Slim Tech performs semiconductor design services for Korean customers. With the disposal of the SIP business in April 2000 and the Company's new focus as a software business-to-business collaborative commerce company, the investment in Slim Tech was no longer strategic to the Company's operations, and as a result, the Board of Directors authorized management to sell the investment. Based on a number of factors, including the failure to find a buyer for the investment and recurring operating losses generated from the investment, and in accordance with the provisions of APB 18 "The Equity Method of Accounting for Investments in Common Stock", management assessed that there had been a permanent decline in the value of this investment. An impairment charge of $1.7 million was recorded in Q4 of fiscal 2000 to write down the value of the investment.

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

                              INGENUUS CORPORATION

                                  (UNAUDITED)

8.  SEGMENT AND GEOGRAPHIC INFORMATION

     As of August 31, 2001, the Company operated in one segment only, Ingenuus. The Ingenuus segment includes the business-to-business collaborative commerce solutions related to Inbox Software, Inc. ("InBox"), as well as the hardware and software maintenance services related to Novo Systems ("Novo").

     The EDA segment which included the development and sale of software tools for Electronic Design Automation, related to Verilux Design Technology ("Verilux") was discontinued as of August 31, 2001.

     Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue is by country, based on the location of the customer. All property and equipment, except for an immaterial amount, is based in the United States and therefore is not disclosed below. Geographic revenue for each of the three-month period ended August 31, 2001 and August 31, 2000 is as follows (in thousands):

                                                                   QUARTER ENDED
                                                              -----------------------
                                                              AUGUST 31,   AUGUST 31,
                                                                 2001         2000
                                                              ----------   ----------
United States...............................................     $127         $638
Asia........................................................      224          302
Other International.........................................       15           11
                                                                 ----         ----
          Total.............................................     $366         $951
                                                                 ====         ====

     Major Customers and International Sales -- For the quarter ended August 31, 2001, three customers accounted for 37.06%, 20.51% and 13.55% for a total 71.12% of revenue. For the quarter ended August 31, 2000, four customers accounted for 19.73%, 14.73%, 10.70%, and 9.04% for a total of 54.20% of revenue.

9.  STOCK REPURCHASE PROGRAM

     In March 2001, the Company approved a stock repurchase program in which up to $1,500,000 of its Common Stock may be purchased by the Company in the open market from time to time, depending upon market conditions, share price and other factors. As of August 31, 2001, Ingenuus had repurchased 482,200 shares of Common Stock under this program at a total cost of $169,200.

10.  REPRICING OF STOCK OPTION

     In January 2001, the Board of Directors approved a proposition to reduce the exercise price of all employees' and consultants' stock options outstanding to $0.38 per share, the fair market value of the Company's common stock as of January 8, 2001. On September 24, 2001, the Board of Directors approved a proposition again to reduce the exercise price of all employees' and consultants' stock options outstanding to $0.11 per share, the fair market value of the Company's common stock as of September 25, 2001. As a result of such modification, all options eligible to the offer are subject to variable plan accounting until the option is exercised, cancelled or expired. Any future increase in stock market price will result in additional compensation expense.

     For the quarter and nine months ended August 31, 2001, the Company did not record any compensation expenses related to repricing of stock options since the stock market price was below the repriced option price.

                              INGENUUS CORPORATION

                                  (UNAUDITED)

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

     On August 26, 1999, the court heard argument on the defendants' demurrers. The court sustained the demurrers in part and overruled them in part. Specifically, the court held that the plaintiffs had not pleaded their claims under California Corporations Code Section 25400 with sufficient particularity and granted plaintiffs leave to amend this claim. The court overruled the defendants' demurrers to the Section 11 claim. Following that hearing, plaintiffs withdrew their motion for summary adjudication. Thereafter plaintiffs filed their First Amended Class Action Complaint, under seal, on October 18,1999.

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

                              INGENUUS CORPORATION

                                  (UNAUDITED)

summary adjudication of their Section 11 claim; based on stipulations between the parties, the defendants did not respond to the motion and that motion has not been heard.

     The parties and non-party Deloitte & Touche LLP, Aspec's former auditor, executed a Memorandum of Understanding, on or about December 1, 2000, with the objective of settling the class action litigation. On August 17, 2001, the court issued various orders, including an order of final judgment approving the settlement and dismissing the case with prejudice as to all defendants. Pursuant to the terms of the settlement agreement and the court's order, Aspec (now known as Ingenuus Corporation) paid $1.4 million into the settlement fund, and thereafter, issued 1.75 million shares of common stock to the plaintiff class.

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

     On February 23, 2001, at a hearing before Judge Conrad Rushing, the parties advised the Court that they had reached agreement on a Stipulation of Settlement, which they provided to the Court. The settlement would fully and finally settle and resolve the derivative litigation, including a dismissal of the action with prejudice as to all defendants. The Stipulation requires the Company to pay the derivative plaintiffs' attorneys' fees in the amount of $395,000, which was accrued as of November 30, 2000, as well as to make certain changes to the Company's audit committee charter. Upon the effective date, which includes the occurrence of the effective date of the separate Stipulation of Settlement to be approved by the Court in the Class Action, the parties to the Stipulation in the derivative litigation will release one another from claims arising from or relating to the derivative action, as set forth in the Stipulation. Thereafter, on March 6, 2001, the Court entered an Order approving the Stipulation of Settlement and dismissing the matter with prejudice as to all defendants.

                              INGENUUS CORPORATION

                                  (UNAUDITED)

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

     On September 23, 1999, a lawsuit entitled Lesley Nemeth v. Aspec Technology Inc., was filed in Superior Court, County of Santa Clara No. DC 383204. Plaintiff is a former consultant to the Company who seeks in her complaint damages in the sum of $12,600 plus interest and attorneys' fees. On November 23, 1999 the court ordered the matter to binding arbitration administered by the American Arbitration Association ("AAA"). Plaintiff filed her arbitration claim with the AAA on or about March 2, 2000. An arbitrator was appointed, and the arbitration was scheduled for September 8, 2000. The arbitration date was suspended by the AAA, and, as of this time, has not been rescheduled. The court case was dismissed by the court for failure by the plaintiff to appear at an arbitration review conference. Plaintiff has filed a motion to vacate the dismissal, which motion was granted by the court following a hearing on January 23, 2001. The matter remains in private arbitration before the AAA, with a hearing to be rescheduled for sometime later this year.

     Certain provisions of the Company's Certificate of Incorporation and indemnification agreements between the Company and its officers require the Company to advance to such officers ongoing legal expenses of defending the above lawsuits and may require the Company to indemnify them against judgments rendered on certain claims. The Company may incur significant legal expenses on its behalf and on behalf of such officers in connection with this litigation. In addition, defending this litigation has resulted, and will likely continue to result, in the diversion of management's attention from the day-to-day operations of the business. There can be no assurance that this stockholder litigation will be resolved in the Company's favor. An adverse result, settlement or prolonged litigation would have a material adverse effect on the business, financial condition, results of operations or cashflows.

  NASDAQ INQUIRY

     On December 19, 2000, the Company received notice from NASDAQ that the Company's common stock had failed to maintain a minimum bid price of $1.00 over the prior thirty consecutive trading days as required by NASDAQ National Marketplace Rules (the "Rules"). The Company had until March 19, 2001 to regain compliance with the Rules or the Company's common stock would be subject to delisting from

                              INGENUUS CORPORATION

                                  (UNAUDITED)

NASDAQ. Regaining compliance required, in part, that the Company's common stock trade at of above the $1.00 minimum price for ten consecutive trading days.

     On March 20, 2001, the Company received notice from NASDAQ that the Company's common stock had failed to maintain NASDAQ's minimum bid price closing requirement of $1.00 and that such failure had continued beyond the ninety day probationary period allowed under the Rules. The letter specified that, as a result of the Company's failure to maintain the minimum bid price closing requirement, the Company's common stock would be delisted at the close of business on March 28, 2001. However, the Company appealed the decision, and the delisting was stayed pending a hearing before the NASDAQ Qualifications Panel (the "Panel") on May 3, 2001.

     On June 15, 2001 the Company was notified that the Panel had granted Ingenuus continued listing of the Company's securities on The NASDAQ National Market pursuant to an exception that the Company had until June 26, 2001 to file proxy materials with the SEC and NASDAQ that included a proposal for a reverse stock split, and further that the Company had until July 26, 2001 to demonstrate a closing bid price of at least $1.00 per share and maintain such price for a minimum of ten consecutive trading days thereafter. This proposal for a reverse stock split was subject to approval by Ingenuus stockholders at a special stockholders meeting held on July 24, 2001.

     The stockholders did not approve the reverse stock split proposal and the Company's stock was voluntarily delisted from NASDAQ on July 26, 2001.

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

     In June 2000, the Company sold Chip & Chip and August 31, 2001, discontinued Verilux.

     Using InBox and the power of the Internet, the Company retooled existing technology into the Manufacturing Change Manager(TM) ("MCM") software solution that allows manufacturers to take control and command of the manufacturing change lifecycle. Today, all of the Company's energy is focused on MCM and intelligent e-business solutions. The Company's core competency is providing manufacturing centric, automated solutions that enable users to collaborate and share intellectual production and process data enterprise wide through the use of the Internet providing faster time to market, faster time to volume, and faster time to greater profits.

CLIENTS AND PARTNERS

     Many world-class manufacturing companies have started to enjoy the benefits of taking control and command of the product life cycle management, such as:

     - Agere

     - CIDCO Communications

     - Elantec Semiconductor

     - Hello Direct

     - Invensys

     - Mattson Technology

     - Pericom Semiconductor

     - Symmetricom

     - Target Tharapeutics

     The Company has established alliances with such top industry leaders as Oracle and Perot Systems. In addition, we are a member of the Supply-Chain Council, an industry organization established in 1996 to create standards and improve supply chain processes among manufacturers, suppliers, distributors and retailers.

THE MARKET

     We are focusing on change management generally associated with Collaborative Product Commerce ("CPC"), a second-generation e-business strategy surrounding the entire lifecycle of a product.

     The audience for such software include discrete and process manufacturers that want to communicate with supply chains around the world in a new way.

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

RESULTS OF CONTINUING OPERATIONS

     The Company's Ingenuus business unit was formed with the acquisition and merger of Novo in October 1999 and Inbox, in December 1999. Inbox's products provide intelligent Internet-enabled, business-to-business, IEC content management applications which shorten time-to-market by developing, capturing, transferring, sharing and leveraging the corporate expertise required to deliver and maintain content throughout the content supply chain whereas Novo provides system maintenance services. Ingenuus segment's activities for the three and nine month periods ended August 31, 2001, excluding amortization of goodwill, involved primarily activities surrounding product revenues from the Inbox business, system maintenance revenue from the Novo business, research and development expenditures, sales and marketing and general administrative expenses.

     The EDA segment which included the development and sale of software tools for Electronic Design Automation, related to Verilux Design Technology ("Verilux") was discontinued as of August 31, 2001.

RESULTS OF OPERATIONS

     The following table sets forth selected statements of operations data expressed both in dollars (in thousands) and as a percentage of revenue for the three and nine month period ending August 31, 2001 compared to the period ended August 31, 2000:

                              INGENUUS CORPORATION

                            STATEMENT OF OPERATIONS
                                    DOLLARS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               QUARTER ENDED    NINE MONTHS ENDED
                                                              AUGUST 31, 2001    AUGUST 31, 2001
                                                              ---------------   -----------------
                                                                 INGENUUS           INGENUUS
                                                              ---------------   -----------------
Revenue.....................................................      $   366              1,320
Cost of revenue.............................................          599              2,024
                                                                  -------           --------
Gross profit (loss).........................................         (233)              (704)
                                                                  -------           --------
Operating expenses:
  Research and development..................................          526              1,925
  Sales and marketing.......................................        1,384              4,137
  General and administrative................................          877              3,365
  Amortization -- goodwill..................................          834              2,502
                                                                  -------           --------
          Total operating expenses..........................        3,621             11,929
(Loss) from operations......................................       (3,854)           (12,633)
Interest and other income, net..............................          547                712
Gain on sale of investment..................................           43              5,935
                                                                  -------           --------
(Loss) from continuing operations...........................       (3,264)            (5,986)
(Loss) from discontinued operations.........................         (145)              (524)
Gain(loss)on disposal of discontinued operations............         (705)              (705)
Provision for income taxes..................................            2                  5
                                                                  -------           --------
     Net loss...............................................      $(4,116)          $ (7,220)
                                                                  =======           ========

                              INGENUUS CORPORATION

                            STATEMENT OF OPERATIONS
                                 (PERCENTAGES)
                                  (UNAUDITED)

                                                               QUARTER ENDED    NINE MONTHS ENDED
                                                              AUGUST 31, 2001    AUGUST 31, 2001
                                                              ---------------   -----------------
                                                                 INGENUUS           INGENUUS
                                                              ---------------   -----------------
Revenue.....................................................         100%              100%
Cost of revenue.............................................         164%              153%
                                                                  ------              ----
Gross profit (loss).........................................         (64)%             (53)%
                                                                  ------              ----
Operating expenses:
  Research and development..................................         144%              146%
  Sales and marketing.......................................         378%              313%
  General and administrative................................         239%              255%
  Amortization -- goodwill..................................         228%              190%
                                                                  ------              ----
          Total operating expenses..........................         989%              904%
(Loss) from operations......................................      (1,053)%            (957)%
Interest and other income, net..............................         149%               54%
Gain on sale of investment..................................          12%              450%
Losses from joint venture...................................          --                --
                                                                  ------              ----
(Loss) from continuing operations...........................        (892)%            (453)%
(Loss) from discontinued operation..........................         (40)%             (40)%
(Loss) on disposal of discontinued operations...............        (193)%             (54)%
                                                                  ------              ----
          Net loss..........................................      (1,125)%            (547)%
                                                                  ======              ====

                              INGENUUS CORPORATION

                            STATEMENT OF OPERATIONS
                                    DOLLARS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               QUARTER ENDED    NINE MONTHS ENDED
                                                              AUGUST 31, 2000    AUGUST 31, 2000
                                                              ---------------   -----------------
                                                                 INGENUUS           INGENUUS
                                                              ---------------   -----------------
Revenue.....................................................      $   951           $  2,262
Cost of revenue.............................................          738              2,313
                                                                  -------           --------
Gross profit (loss).........................................          213                (51)
                                                                  -------           --------
Operating expenses:
  Research and development..................................          794              1,971
  Sales and marketing.......................................          853              1,773
  General and administrative................................        1,042              5,188
  Write off of Purchased Technology.........................           --                925
  Amortization -- goodwill..................................          928              2,724
                                                                  -------           --------
          Total operating expenses..........................        3,617             12,581
(Loss) from operations......................................       (3,404)           (12,632)
Interest and other income, net..............................          242                649
Gain on sale of investment..................................           --                 --
(Losses) from joint venture.................................           --                (67)
                                                                  -------           --------
(Loss) from continuing operations...........................       (3,162)           (12,050)
(Loss) from discontinued operations.........................         (112)            (4,662)
Gain/(Loss) on disposal of discontinued operations..........          (70)             5,363
                                                                  -------           --------
          Net loss..........................................      $(3,344)          $(11,349)
                                                                  =======           ========

                              INGENUUS CORPORATION

                            STATEMENT OF OPERATIONS
                                 (PERCENTAGES)
                                  (UNAUDITED)

                                                               QUARTER ENDED    NINE MONTHS ENDED
                                                              AUGUST 31, 2000    AUGUST 31, 2000
                                                              ---------------   -----------------
                                                                 INGENUUS           INGENUUS
                                                              ---------------   -----------------
Revenue.....................................................        100%               100%
Cost of revenue.............................................         78%               102%
                                                                   ----               ----
Gross profit (loss).........................................         22%                (2)%
                                                                   ----               ----
Operating expenses:
  Research and development..................................         83%                87%
  Sales and marketing.......................................         90%                78%
  General and administrative................................        110%               230%
  Write off of Purchased Technology.........................         --                 41%
  Amortization -- goodwill..................................         97%               121%
                                                                   ----               ----
          Total operating expenses..........................        380%               557%
(Loss) from operations......................................       (358)%             (559)%
Interest and other income, net..............................         25%                29%
(Losses) from joint venture.................................         --                 (3)%
                                                                   ----               ----
(Loss) from continuing operations...........................       (333)%             (533)%
(Loss) from discontinued operations.........................        (12)%             (206)%
Gain/(Loss) on disposal of discontinued operations..........         (7)%              237%
                                                                   ----               ----
          Net loss..........................................       (352)%             (502)%
                                                                   ====               ====

     Revenue. Revenues for Ingenuus decreased by 62% from $951,000 in the quarter ended August 31, 2000, to $366,000 in the quarter ended August 31, 2001 and 41% from $2.3 million in the nine months ended August 31, 2000 to $1.3 million in the nine months ended August 31, 2001. The decrease in revenue is related to the slowing of the economy.

     Cost of revenue. Cost of revenues for Ingenuus decreased by 19% from $738,000 in the quarter ended August 31, 2000, to $599,000 in the quarter ended August 31, 2001 and 13% from $2.3 million in the nine months ended August 31, 2000 to $2.0 million in the nine months ended August 31, 2001. Cost of revenues as a percentage of revenue increased by 86% from 78% of revenue for the three months ended August 31, 2000 to 164% of revenue for the three months ended August 31, 2001. Cost of revenue as a percentage of revenues increased by 51% from 102% of revenues for the nine months ended August 31, 2000 to 153% of revenues for the nine months ended August 31, 2001. Cost of revenue for Ingenuus primarily represents the costs of products, personnel, amortization of acquired Inbox technology and other operating expenses incurred in providing services to the customers. The decrease in absolute dollar amounts from three and nine months ended August 31, 2001 as compared to August 31, 2000 was mainly due to decrease in salary expenses. The increase in cost of revenues as a percentage of revenue was due to the fact that the volume of products sold was lower than anticipated. Ingenuus Corporation has built up a professional and customer services team for the anticipated revenue.

     Research and development. Research and development expenses represent the cost of engineering personnel and other operating expenses incurred in the development and enhancement of our core technology. Research and development expenses for Ingenuus decreased by 34% from $794,000 in the quarter ended August 31, 2000 to $526,000 in the quarter ended August 31, 2001. Research and development expenses for Ingenuus decreased by 2% from $2.0 million in the nine months ended August 31, 2000 to $1.95 million in the nine months ended August 31, 2001. Research and development expenses as a percentage of revenue was 83% in the quarter ended August 31, 2000 compared to 144% in the quarter ended August 31, 2001. Research and development expenses as a percentage of revenue was 87% in the nine months ended August 31, 2000 compared to 146% in the nine months ended August 31, 2001. The absolute dollar decrease in research and development expenses in the quarter ended August 31, 2001, compared with the quarter ended August 31, 2000, was mainly due to decrease in salary expenses of $52,000, and decrease in consulting expenses of $173,000 as a result of reduced headcount of both employees and consultants in fiscal 2001. The increase in research and development expenses as a percentage of revenue was due to the fact that the volume of products sold was lower than anticipated.

     Sales and marketing. Sales and marketing expenses consist of salaries and commissions paid to internal sales and marketing personnel and sales representatives, promotional costs and related operating expenses. Sales and marketing expenses for Ingenuus increased by 62% from $853,000 in the quarter ended August 31, 2000, to $1.4 million in the quarter ended August 31, 2001. Sales and marketing expenses for Ingenuus increased by 128% from $1.8 million in the nine month ended August 31, 2000, to $4.1 million in the nine month ended August 31, 2001. Sales and marketing expense, as a percentage of revenue was 90% in the quarter ended August 31, 2000 and 378% in the quarter ended August 31, 2001. Sales and marketing expense, as a percentage of revenue was 78% in the nine months ended August 31, 2000 and 313% in the nine months ended August 31, 2001. The absolute dollar increase in sales and marketing expenses in the quarter ended August 31, 2001, compared with the quarter ended August 31, 2000, was mainly due to an increase of salary expenses of $203,000 as more sales staff were added in fiscal 2001, and increase in marketing expenses of $316,000 relating to advertising and promotion of our Ingenuus products. The absolute dollar increase in sales and marketing expenses in the nine months ended August 31, 2001, compared with the nine months ended August 31, 2000, was mainly due to an increase in salary expenses of $759,000, increase in recruiting expenses of $250,000, and increase in travel expenses of $106,000 as more sales staff were added in fiscal 2001,and increase in marketing expenses of $820,000 relating to advertising and promotion of our Ingenuus products. The increase in sales and marketing expenses as a percentage of revenue was due to the fact that the volume of products sold was lower than anticipated.

     General and administrative. General and administrative expenses consist of salaries and expenses related to executives, corporate finance, legal and human resources departments. General and administrative expenses, decreased by 12% from $1.0 million in the quarter ended August 31, 2000, to $877,000 in the quarter ended August 31, 2001. General and administrative expenses, decreased by 35% from $5.2 million in the nine months ended August 31, 2000, to $3.4 million in the nine months ended August 31, 2001. General and Administrative expenses as a percentage of revenue was 110% in the quarter ended August 31, 2000 and 239% in the quarter ended August 31, 2001. General and Administrative expenses as a percentage of revenue was 230% in the nine months ended August 31, 2000 and 255% in the nine months ended August 31, 2001. The absolute dollar decrease in general and administrative expenses in the nine months ended August 31, 2001, compared with the nine months ended August 31, 2000, was mainly due to decrease in salary expenses of $1.5 million as a result of reduced headcount and lower fees related to professional services and legal expenses of $204,000.

     The Company also recorded $834,000 in amortization expenses in the third quarter of fiscal 2001, and $928,000 in the third quarter of fiscal 2000, related to acquisitions in the last two years.

     Interest, and other income net. Net interest and other income for Ingenuus increased 126% from $242,000 in the three months ended August 31, 2000 to $547,000 in the three months ended August 31, 2001. The increase in net interest income in the three months ended August 31, 2001 as compared to three months ended August 31, 2000 was from interest of $398,000, related to income tax refund. This was partly offset by reduction in interest income from our investments since our cash balance has declined from Q3 2000 to Q3 2001.

     Foreign Currency. Balance sheet accounts of Ingenuus's foreign subsidiary in Japan are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Revenue, costs and expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from foreign exchange transactions are included in the statement of operations and were not significant during the period presented.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily from license revenue and the net proceeds of $71.9 million from the initial public offering of our common stock in May 1998.

     Our operating activities utilized net cash of $11.0 million in the nine-month period ended August 31, 2001 and $11.5 million in the nine-month period ending August 31, 2000. Net cash used for operating activities in the first nine months of fiscal 2000 and 2001 was due to the significant net losses incurred for these periods.

     Net cash provided from investing activities was $6.7 million, in the nine-month period ending August 31, 2001. Net cash used in investing activities was $10.1 million, in the nine-month period ending August 31, 2000. Investing activities for the nine months period ending August 31, 2001 included $6.7 million received from the sale of shares of Virage Logic. Net cash used in nine-month period ending August 31, 2000 consisted primarily of $7.6 million investment in Inbox, $2.8 million in purchases of property and equipment and was partly offset by $296,000 received from sale of property and equipment.

     Net cash used by financing activities was $155,000 in the nine-month period ending August 31, 2001. Net cash provided by financing activities was $399,000 in the nine-month period ended August 31, 2000. Net cash used in nine months period ending August 31, 2001 consisted primarily of repurchase of common stock. Net cash provided from financing activities in nine-month period ending August 31, 2000 was from proceeds from issuance of common stock.

     At August 31, 2001, we had cash and cash equivalents of $7.3 million. As of August 31, 2001, we had a retained deficit of $81.9 million and working capital of $5.2 million.

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

     Based on our budget, we believe that our current cash and investment balances together with any cash generated from operations will be sufficient to meet our operating and capital requirements for at least the next twelve months. We may require additional funds in the future and there is a risk that financing may not be on terms favorable to us, if available at all.

OTHER FACTORS AFFECTING FUTURE OPERATING RESULTS

  POSSIBLE CHALLENGES TO SUCCESS

  We May Not Be Successful in Marketing the MCM Product

     Our future depends on our ability to enhance and expand our MCM product, and to introduce new products as technology allows. There is still no assurance that we will be successful in marketing the MCM product. We may also experience release delays that are costly, can harm our business and can result in possible litigation. Other possible risks include:

     - Manufacturers resisting change,

     - Companies and customers lacking cash due to inflation or other economic shifts,

     - Miscalculating the need for the MCM product if manufacturers are not ready to enjoy the benefits of a fully automated system,

     - Misappropriation of the Company's technology or copyright infringement,

     - Diversion of resources due to litigation, including propriety rights issues.

  The Introduction of a Competing Product by a Large Company Could Have an Adverse Effect on Sales

     We must deliver the MCM product to the marketplace before a competing company provides a similar whole solution. If a competitor with better name recognition were to produce a comprehensive manufacturing change product, it could have an adverse effect on our financial condition.

  If We do Not Establish Our Name in the Industry, Our Business Could Be Harmed

     We are a small, relatively unknown company and, as such, we are a new player in the manufacturing change marketplace. There may be resistance to purchasing a product from such a new player because there may be concern about our viability. If customers resist the idea of having an unknown company supply their manufacturing change needs, such resistance could have an adverse effect on our financial condition.

  If We do Not Establish a Firm Customer Base, Our Business Could Be Harmed

     If our sales team is not successful in closing sales with major manufacturers, this will have an adverse effect on our overall sales plan and on the financial condition of the company.

  The Manufacturing Industry May Resist Changing to Our Platform

     Manufacturers have invested substantial funds in systems that are already in place and may resist the idea of a basic platform, fearing that it may be not flexible enough to meet their individual needs. Such resistance may have an adverse effect on our financial condition.

  Product Defects May Harm Our Business

     Like any new software product, the MCM software may have some "bugs" or defects that could appear after a company has purchased and installed the software. Such occurrences could have an adverse effect on our financial condition because the customer may be unsatisfied, there may be additional labor costs incurred in fixing it, and shipments of other products may be delayed.

  A Recession or Economic Downfall Would Harm Our Business

     If a recession or economic downfall occurs, it will mean difficult times for most companies and may have an adverse effect on our financial condition.

     In addition, terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our business, employees, supplies, distributors and resellers, and customers that could have an adverse effect on our operations and financial results.

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

     In connection with potential acquisitions, the failure to successfully and efficiently integrate new employees and operations of the acquired company with our existing employees and operations or to successfully manage an acquired company could materially and adversely affect our business, operating results, and financial condition.

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

     We believe that our future business results will depend in significant part upon our ability to identify, attract, motivate and retain additional highly skilled technical, managerial and marketing personnel and to hire replacements for employees that leave us. Competition for such personnel in the computer software industry is intense. We have currently engaged in a search for several additional engineering personnel. There can be no assurance we will be successful in identifying, attracting and retaining such personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

     - announcements of technological innovations,

     - new products or new contracts by us or our existing or potential competitors,

     - developments with respect to patents, copyrights or proprietary rights,

     - adoption of new accounting standards affecting the software industry, and

     - general market conditions.

     In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the market price of our common stock.

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

     On August 26, 1999, the court heard argument on the defendants' demurrers. The court sustained the demurrers in part and overruled them in part. Specifically, the court held that the plaintiffs had not pleaded their claims under California Corporations Code Section 25400 with sufficient particularity and granted plaintiffs leave to amend this claim. The court overruled the defendants' demurrers to the Section 11 claim. Following that hearing, plaintiffs withdrew their motion for summary adjudication. Thereafter plaintiffs filed their First Amended Class Action Complaint, under seal, on October 18,1999.

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

     The parties and non-party Deloitte & Touche LLP, Aspec's former auditor, executed a Memorandum of Understanding, on or about December 1, 2000, with the objective of settling the class action litigation. On August 17, 2001, the court issued various orders, including an order of final judgment approving the settlement and dismissing the case with prejudice as to all defendants. Pursuant to the terms of the settlement agreement and the court's order, Aspec (now known as Ingenuus Corporation) paid $1.4 million into the settlement fund, and thereafter, issued 1.75 million shares of common stock to the plaintiff class.

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

     On September 23, 1999, a lawsuit entitled Lesley Nemeth v. Aspec Technology Inc., was filed in Superior Court, County of Santa Clara No. DC 383204. Plaintiff is a former consultant to the Company who seeks in her complaint damages in the sum of $12,600 plus interest and attorneys' fees. On November 23, 1999 the court ordered the matter to binding arbitration administered by the American Arbitration Association ("AAA"). Plaintiff filed her arbitration claim with the AAA on or about March 2, 2000. An arbitrator was appointed, and the arbitration was scheduled for September 8, 2000. The arbitration date was suspended by the AAA, and, as of this time, has not been rescheduled. The court case was dismissed by the court for failure by the plaintiff to appear at an arbitration review conference. Plaintiff has filed a motion to vacate the dismissal, which motion was granted by the court following a hearing on January 23, 2001. The matter remains in private arbitration before the AAA, with a hearing to be rescheduled for sometime later this year.

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

     On June 15, 2001 the Company was notified that the Panel had granted Ingenuus continued listing of the Company's securities on The NASDAQ National Market pursuant to an exception that the Company had until June 26, 2001 to file proxy materials with the SEC and NASDAQ that included a proposal for a reverse stock split, and further that the Company had until July 26, 2001 to demonstrate a closing bid price of at least $1.00 per share and maintain such price for a minimum of ten (10) consecutive trading days thereafter. This proposal for a reverse stock split was subject to approval by Ingenuus stockholders at a special stockholders meeting held on July 24, 2001.

     The stockholders did not approve the reverse stock split proposal and the Company's stock was voluntarily delisted from NASDAQ on July 26, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of the Company's stockholders was held on Tuesday, July 24, 2001 at 3:00 p.m., local time, at the Company's offices at 830 East Arques Avenue, Sunnyvale, California. The purpose of the special meeting was to approve an amendment and restatement of the Company's Restated Certificate of Incorporation to effect a one-for-ten reverse split of the outstanding shares of Company common stock. The affirmative vote of a majority of the outstanding shares was necessary to approve the amendment to affect the reverse stock split. There were 36,853,062 shares outstanding and entitled to vote at the special meeting. A majority of that number did not vote in favor of the amendment. The results of the stockholder vote were as follows:

  VOTES FOR     VOTES AGAINST   ABSTAIN   BROKER NON-VOTES
-------------   -------------   -------   ----------------
16,888,524        7,224,353     59,930           0

ITEM 5.  OTHER INFORMATION

     On December 19, 2000 the Company received notice from NASDAQ that the Company's common stock had failed to maintain a minimum bid price of $1.00 per share over the prior thirty days as required by the NASDAQ National Marketplace Rules (the "Rules"). The Company held a special meeting of the Company's stockholders on July 24, 2001 to approve an amendment and restatement of the Company's Restated Certificate of Incorporation to effect a one-for-ten reverse stock split of the Company's common stock in order to bring the bid price of the common stock into compliance with the Rules. The stockholders did not approve the stock split at that meeting, and on July 26, 2001 the Company's common stock was voluntarily delisted from NASDAQ.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        None.

     (b) Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INGENUUS CORPORATION

                                          BY:      /s/ DOUGLAS E. KLINT
                                             -----------------------------------
                                                      Douglas E. Klint
                                               Vice President, Secretary, and
                                                       General Counsel

Date: October 15, 2001