Form 10-K405
period 2001-11-30
INGENUUS CORP
filed 2002-02-28
CIK 1031911

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2001 OR

[   ]   TRANSITION  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO     .

                             INGENUUS CORPORATION
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                    77-0298386
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

    7455 Longard Road, Livermore, CA                      94550
(Address of principal executive offices)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (925) 605-2600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------               ----------------------------------------
Common Stock Par Value $0.001 Per Share                OTCB

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   |X|    No   |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on January 31, 2002, as reported by the OTCB, was approximately $3.38 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the registrant's Common Stock on January 31, 2002 was 38,623,062.

================================================================================

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                       -----
                                     PART I

Item  1. Business ..................................................................     1
Item  2. Properties ................................................................     9
Item  3. Legal Proceedings .........................................................    10
Item  4. Submission of Matters to a Vote of Security Holders .......................    10

                                     PART II

Item  5. Market for the Registrant's Common Equity and Related Stockholder Matters .    11
Item  6. Selected Consolidated Financial Data ......................................    12
Item  7. Management's Discussion and Analysis of Financial Condition and Results of
         Operations ................................................................    13
Item  8. Financial Statements and Supplementary Data ...............................    22
Item  9. Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure ................................................................    46

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ........................    47
Item 11. Executive Compensation ....................................................    47
Item 12. Security Ownership of Certain Beneficial Owners and Management ............    49
Item 13. Certain Relationships and Related Transactions ............................    50

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........    51
SIGNATURES .........................................................................    53

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" Readers are cautioned not to place undue reliance on these forward-looking statements.

     When used in this Report, the words "expects," "anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements, include:

     *    statements concerning the timing of new product introductions;

     * the functionality and availability of products under development; demand for or pricing of the Company's products;

     *    the percentage of export sales; and

     *    sales to key customers.

     These forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2002.

                                    PART I

ITEM 1. BUSINESS

Introduction:

     Ingenuus Corporation ("Ingenuus" or the "Company") designs, develops, markets, and supports a family of collaborative manufacturing commerce solutions that speed the build process and manage product content and critical communication and collaboration across the virtual manufacturing network. In 2001, the Company introduced Manufacturing Change ManagerTM (MCM), a state-of-the-art, web-based next-generation software solution that allows manufacturers to take control and command of the complete product lifecycle. The Company is now migrating from a single product focus to multiple products based on the Smart Expeditor technology, which is at the core of the MCM product. Today, the Company is focused on creating and selling this next generation of technology--the Coordinated Execution PlatformTM and Smart Suites.TM These new products address our customer's need for Smart Solutions for Intelligent e-Business.

   Introducing Ingenuus

     Our Business Philosophy:

     It is our business philosophy that even complex technology should be made simple, and not exist merely for its own sake. The Company's name reflects this business philosophy. `Ingenuus,' the Latin synonym for simple, translates in part to the English word "ingenuous," which means "transparent, honest, simple." This idea of "what you see is what you get" reflects a fixed corporate value, which is at the heart of our business philosophy and reflects how we do business.

Clients and Partners

     Many world-class manufacturing companies have bought MCM, and started to enjoy the benefits of taking control and command of the entire manufacturing process. Among these customers are:

     *    ABB, Catalyst;

     *    Agere;

     *    Invensys;

     *    Sanmina;

     *    Teledyne.

     Ingenuus has also established partnerships with such top industry leaders as Perot Systems. In addition, the Company is a member of the Supply-Chain Council, an industry organization established in 1996 to create standards and improve supply chain processes among manufacturers, suppliers, distributors and retailers.

CE Platform

     The Ingenuus Coordinated Execution (CE) Platform,TM is a unique, Web-based solution for automating business processes. The platform combines Web-based technology with extensive collaboration services, a suite of packaged integrations, and a suite of adaptable business applications. This approach to business process automation allows companies to automate and integrate their processes quickly and affordably, and to modify processes instantly in response to changing conditions--enabling them to increase efficiencies and to achieve a fast return on their technology investment. In addition, the platform simplifies data transformation and legacy interfaces by eliminating low-level custom coding.

     Until now, most business process automation offerings have been mere toolkits. These toolkits require expensive and time-consuming low-level custom coding to implement collaborative business processes and connections to applications, resources, and trading partners. With the CE Platform, Ingenuus is making the automation of collaborative business processes easier to implement and less expensive to maintain and extend than ever before. Our technology gives companies the infrastructure, tools and applications to collaborate in real-time so they can manage, optimize and change their business processes globally--and, ultimately, get their products to market more efficiently. Ingenuus' unique technology automates complete processes, and can be implemented quickly and affordably.

     This new technology is the backbone of the Ingenuus Value Network PortfolioTM, a combination of technology and services for the Collaborative Product Commerce (CPC) and Product Lifecycle Management (PLM) markets. Unlike Product Data Management (PDM) solutions that deliver only an estimated 20 percent of the functionality required for a CPC/PLM solution and take several years to implement, the CE Platform comes with best-practices process templates designed for particular business solutions, which allow for rapid implementation.

Major features of the CE Platform are:

     * The Smart Expediter Ingenuity task flow engine monitors and manages automated processes. The Smart Expediter's administration tools provide easy-to-use graphical interfaces for the specification and maintenance of business process models;

     *    Smart Suites, which is an array of adaptable business applications;

     *    The  Smart   Integration   Gateway,   which   provides   process-based
          integration of enterprise applications, data, and middleware;

     * Smart Gates, which is a suite of packaged integrations or adapters for popular enterprise systems;

     * Powerful workflow capabilities that include alerting, escalation, tracking and management; and

     * A browser-based inbox for easy and efficient management of process tasks.

Benefits

     The CE Platform enables companies to:

     * Coordinate execution of business processes globally, across the entire Value Chain;

     *    Command, control, and force action;

     *    Implement world-class solutions faster, and for less;

     * Achieve a significant competitive advantage through productivity improvements and cost reductions;

     *    Accelerate product innovation, introduction and improvement;

     *    Detect and correct process inefficiencies and quality issues;

     * Establish and extend product lifecycle processes that can accurately model their businesses;

     *    Reduce  scrap  and   significantly   enhance   overall   manufacturing
          efficiency.

How the CE Platform and Smart Suites work

     Using Ingenuus's state-of-the-art CE Platform and Smart Suites, all departments, divisions and members of a business can work together through the Internet at the same optimized pace and speed, using a single, interactive system.

     Ingenuus's  technology is used extensively by Original Equipment  Companies
(OEMs), Contract Manufacturing Service (CMS) providers, and product assemblers in a wide range of industries--and by the customers and suppliers of such companies. The technology enables all the participants in the supply chain to communicate in real time and automate virtually any business process. As a result, and as an example, companies dealing with the product lifecycle can take control of the design, documentation, supply, performance and execution processes, and take command by systematically managing product lifecycle change from beginning to end. The CE Platform and Smart Product Chain Manager handle all types of change initiated from almost any point in the supply chain, including:

     *    Manufacturing change order (MCO);

     *    ISO change request/order (ICR/ICO);

     *    Engineering change request/order (ECR/ECO);

     *    Customer change request/order (CCR/CCO);

     *    Supplier change request/order (SCR/SCO);

     *    Employee change request (ECR);

     *    Variation change order (VCO);

     *    Cost of change (COC).

The CE Platform and Smart Product Chain Manager automate processes for today's global eCommerce industries.

     Because products change faster than ever before, lifecycles once measured in years are now often measured in months. This reality has forced companies to rethink and streamline their change processes. Companies that continue to rely on manual processes are finding themselves overburdened by paperwork and dealing with increased errors and omissions, and simply lost in the intensified cycle. Worse, they are losing money.

     While 88 percent of manufacturing firms have manual processes, product lifecycles are getting more and more complicated, and outdated manual processes are costing companies millions of dollars each year to carry on with "business as usual" and affecting their competitive positions negatively. For example, in the early manufacturing stages, design teams can make hundreds, or even thousands of design changes in a day. When product changes were fewer, the documentation process was complex, but doable. But now that products change quickly, tracking the steps in the design process alone is very difficult. It is also too costly, both in time and money. The industry average cost of managing a single paper-based change request is $2,500, according to InformationWeek.

New tools for today's global economy

     The bottom line is that old tools don't work in today's new global economy. During the last thirty years manufacturing models have sought to improve productivity and profitability through operational efficiencies alone. The new paradigm requires companies to accept the inevitability that solely pursuing operational efficiency in order to improve productivity and profits is just not good enough. Only so much efficiency and yield improvement can be squeezed out of manufacturing. Eventually the law of diminishing returns appears. Forward-thinking companies are recognizing that the next big frontier in affecting bottom-line profits is e-business. As a result, they are adopting e-business initiatives to improve processes and make their enterprises more productive and profitable. Many companies are choosing web-based solutions that allow coordinated execution of intellectual production globally, instantly rendering them ahead of their competition.

     The best way to decrease cost and increase profits for a company is through collaborative product commerce (CPC). Entire processes are initiated, negotiated, approved and implemented in real time over the Internet making commerce, the ability to make money, faster.

The role of the Internet

     Unlike  C-platforms  and  C-toolkits  that  provide  a  costly  system  for
"building" solutions, which are time consuming and require extensive maintenance, the new technology and power of the Internet allows Ingenuus to provide cost effective, pre-packaged workflow/taskflow processes right out of the box. Every member of the supply chain can send and receive information in real time. With a push of button, facilities from Seattle, Washington, to Singapore and Scotland can instantaneously be notified of new requests, engage in instant collaboration, authorize approvals in any process, and control implementations globally. In addition problems are quickly determined. Bottlenecks are quickly recognized. In essence, the Internet helps provide a system of accountability that improves production.

     For example, a typical problem in a manual or partially automated manufacturing process involves design engineers who pass on a project to other departments. When tests in the manufacturing process uncover design problems and return the project for changes, engineers are often times captivated by a new project and are slow to respond to the change. At that point, the design engineer becomes a bottleneck and the production line stops. The results of interrupted production go directly to a company's bottom line.

     However, when companies use the Internet-based Smart Product Chain Manager, design engineers get notified quickly, they can take action quickly and the system forces everyone in the global enterprise to move at the same speed.

More benefits of using Smart Suites

     Using Smart Suites, companies can master their processes by assigning responsibility and monitoring and directing both the inbound and outbound flow of information.

     Since change management is only a tiny piece of Smart Suites, the savings for companies who use Smart Suites to automate many of their manual processes can even be larger. With Ingenuus's Smart Suites, global organizations can plan, transact and execute strategies as a cohesive force.

Using  special features of the Smart Product Chain Manager Suite, companies can:

     * Reduce scrap by pre-determining if a change request is financially feasible and beneficial. (Making changes without fully understanding the implications is a common and costly problem with manual and electronic "home grown systems");

     * Shrink inventory requirements by using Smart Suites to implement change with the proper timing. Eliminate friction among members of the supply chain by allowing everyone access to the latest information, providing proper communication channels, and making sure that everyone involved is working at the same pace.

Other benefits of using other Smart Suites include:

     *    Higher levels of efficiency;

     *    Increase in production;

     *    Reduction in administrative and manufacturing costs;

     *    Better quality products;

     *    Accelerated time to market;

     *    More efficient processes;

     *    Reduction in scrap and wasted inventory;

     *    Greater customer satisfaction;

     *    Accountability at every level of service;

     *    Increased profits;

     *    Flexibility in how processes are managed.

Risk

     Our future depends on our ability to enhance and expand our existing MCM product, and to introduce new products as technology allows. There can be no assurance that we will be successful in marketing the MCM product. We may also experience release delays that are costly, can harm our business, and can result in litigation. Other possible risks include:

     *    Manufacturers resisting change;

     * Companies and customers lacking cash due to inflation or other economic shifts;

     * Miscalculating the need for the MCM product if manufacturers are not ready to enjoy the benefits of a fully automated system;

     *    Misappropriation   of   the   Company's    technology   or   copyright
          infringement;

     * Diversion of resources due to litigation, including propriety rights issues;

     *    Propriety rights issues;

     *    Lack of sales, marketing and customer support.

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

     Our current customers for our products are principally located in North America and we expect potential sales growth in Asia. We employ skilled engineers and technical sales persons capable of serving the sophisticated needs of our customers, both locally and internationally. In addition to our direct sales and marketing efforts, we participate in industry trade shows and seminars to promote the adoption of our products.

Customers

     The CE Platform and Smart Suites are not limited to bill of material based requirements. It can be utilized not only by discrete product manufacturers, but also those in process industries such as semiconductor, pharmaceutical, chemical, and outage management for nuclear power plants.

     Potential Smart Suite customers can be found around the world, wherever manufacturing takes place. And though the CE Platform and Smart Suites product has a global market, we will be focusing on large manufacturers and their suppliers in North America.

Risks for international business

     While we continue to market our products to the international market, there are a number of risks inherent when dealing with foreign companies. Some of those risks include:

     *    Economic recessions and political instability;

     *    Exchange rate fluctuations;

     *    Extended accounts receivables and difficulty collecting;

     *    Difficulty in managing both sales representatives and distributors;

     *    Unexpected changes in regulatory requirements;

     *    Reduced or limited protection for intellectual property rights;

     *    Export license requirements and documentation;

     *    Tariffs and possible adverse tax consequences.

Research and development

     We believe that our future competitive position will depend in large part on our ability to quickly and cost effectively develop new products, maintain and enhance our current product line, technologically maintain competitiveness and meet an expanding range of customer requirements. In fiscal 2001, 2000 and 1999, research and development expenses for Ingenuus segment were $2.5 million, $2.6 million and $0, respectively. In fiscal year 2001, research and development expenses related to EDA products were $650,000 compared to $1.2 million in fiscal year 2000. As of August 31, 2001, Verilux, the EDA segment of the company, was discontinued. We expect to continue to devote significant resources to our various engineering efforts. To date, all product development costs have been expensed as incurred. Our research and development efforts are focused on continued enhancement of our Ingenuus products.

     Our  business  and  products  are  subject to rapid  technological  change, frequent introductions of new products, changes in customer demands and requirements, and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, our future success will depend on our ability to continually enhance our existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements and keep pace with product introductions by our competitors. Any failure by us to anticipate or respond adequately to changes in technology or customer requirements, or any significant delays in product development or introduction, would have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be successful in our product development efforts, that we will not experience difficulties that could delay or prevent the successful development, introduction and sale of new or enhanced products or that such new or enhanced products will achieve market acceptance. We have in the past experienced delays in the release dates of certain of our products. If release dates of any new significant products or product enhancements were delayed, our business, operating results and financial condition would be materially adversely affected. We could also be exposed to litigation or claims from our customers in the event we do not satisfy our delivery commitments. There can be no assurance that any such claim will not have a material adverse effect on our business, operating results and financial condition.

Consulting services

     While MCM and Smart Product Chain Manager are expected to be our main revenue source in 2002, we also expect to derive revenue from delivery of professional services. Consultants will help clients define and refine internal change management processes, and help them better leverage their technology. Some professional services include:

     *    System architecture and design;

     *    Ingenuus software installation and configuration;

     * Enterprise Resource Planning ("ERP") integration. (ERP consists of large relational databases that generate data based on their own language);

     *    Computer Aided Design ("CAD") integration;

     *    Data conversion;

     *    Product training.

     Costs for these professional consulting services are fixed. The process involves a review of the total project, the development of a phased implementation schedule, and project planning specific to the client's environment.

Maintenance services

   Ingenuus Maintenance Services

     We offer standard support services, which include product updates and telephone and Internet support. Custom support services are also available, including standard support services plus technical management, application and educational services.

Proprietary rights

   Protection of Intellectual Property

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

   Possibility of Infringement Claims

     We may from time to time receive notices from third parties claiming infringement by our products of third party patent and other intellectual property rights. We expect that software products will increasingly be subject to such claims as the number of products and competitors in our industry segments grow and the functionality of products overlaps. In addition, we expect to receive more patent infringement claims as companies increasingly seek to patent their software. Regardless of its merit, responding to any such claim could be time-consuming, result in costly litigation and require us to enter into royalty and licensing agreements, which may not be offered or available on terms acceptable to us. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations or financial position could be materially adversely affected.

Competition

     Competition from companies that provide change management solutions that address only a portion of the change life cycle can come from various existing markets:

     *    Electronic  Document  Management  companies  such as Documentum and PC
          Docs;

     * Product Data Management companies such as Windchill, Metaphase and MatrixOne;

     *    Enterprise Resource Management companies such as SAP and Fourth Shift;

     *    Supply Chain Management companies such as Ariba and Manugistics.

Employees

     As of November 30, 2001, the Company had forty-one employees, including three in operations, twelve in research and development, twelve in sales and marketing and fourteen in finance and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. The Company considers its relations with its employees to be good.

Executive Officers and Directors

     Our executive officers and directors and their ages as of November 30, 2001 are as follows:

               Name               Age                  Position
               ----               ---                  --------
Michael J. Carroll(1) ..........  58    Chairman of the Board of Directors,
                                          Chief Executive Officer, and President
Randy Singh ....................  32    Chief Financial Officer
Christopher S. Williams ........  43    Chief Technical Officer
David W. Allenbaugh ............  54    Vice President of Marketing
Douglas E. Klint ...............  51    Vice President, Secretary, and General
                                          Counsel
Richard A. Perry ...............  54    Vice President of Operations
John R. Walsh ..................  58    Vice President of Sales
Ronald K. Bell(2)(3) ...........  58    Director
Conrad J. Dell'Oca(1) ..........  60    Director
Tom Recine(1)(2)(3) ............  64    Director
Al Wilson(2)(3) ................  69    Director

------------
(1) Member of the Option Committee
(2) Member of the Compensation Committee
(3) Member of the Audit Committee

Background of Executive Officers

     Michael J. Carroll has served as Chairman of the Board since March of 2001 and as President and Chief Executive Officer and Director of the Company since October 1999. From December 1994 to December 1998, Mr. Carroll served as Group President and Board member of the Preco Electronics Division of Preco, Inc., a manufacturing company. Mr. Carroll also served as President of Sensym, Inc., a subsidiary of British Tire and Rubber from July 1992 to December 1994, as well as President of Advanced Analog from 1984 to 1992. He previously held positions of General Manager, V.P. of Operations and V.P. of Sales with Intech and Silicon General. Mr. Carroll received a B.S. degree in Business and Industrial Management from San Jose State University in 1965.

     Randy Singh has served as Corporate Controller since March 2000, and Chief Financial Officer since December 1, 2001. From June 1998 to March 2000, Mr. Singh worked in the audit group at PricewaterhouseCoopers. Prior to joining PricewaterhouseCoopers, Mr. Singh also worked in the audit and consulting groups at Ernst and Young, LLP from February 1996 to June of 1998. Mr. Singh received a B.S. degree in Accounting from San Francisco State University.

     Christopher S. Williams has served as Chief Technical Officer of Ingenuus since September 2000. He joined Ingenuus in February 2000 as Vice President of Marketing. Prior to joining Ingenuus, Mr. Williams was Director of Business Development at Aurigin Systems from April 1998 to February 2000. Mr. Williams also worked as Director of Marketing at SGI Inc. from September 1996 to April 1998.

     David W. Allenbaugh has served as Vice President of Marketing since August 2001. He joined Ingenuus in October 1999 as Vice President of Professional Services. Mr. Allenbaugh has served as the Vice President of Sales for Ingenuus between February 2001 and May 2001. He also served as Vice President of Sales and Marketing at Novo Systems between June 1999 and October 1999. Mr. Allenbaugh served as Vice President of Sales at System Science Inc. from May 1997 to June 1999. Mr. Allenbaugh has a degree in B.S.E.E. from Michigan Technological University.

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

     Richard A. Perry joined the Company in February 2001 as Director of Technical Services and became Vice President of Operations in May of 2001. Between April 1999 and February 2001, Mr. Perry served as Partner and Vice President of Operations and Quality for Magnitude-3, a manufacturer of high-reliability hybrid power supplies for the space industry. From 1971 to 1999, he held various positions with Advanced Analog, a manufacturer of high-reliability hybrid power supplies for the military, aerospace and space industries, including Director of Manufacturing, Director of Program Management, and Vice President of Quality. Mr. Perry filed for personal bankruptcy protection under chapter 13 within the past 5 years. The bankruptcy was subsequently paid off and closed 18 months early.

     John R. Walsh joined the Company as Vice President of Operations in October 1999. In May of 2001, Mr. Walsh accepted the position of Vice President of Sales. From 1989 to 1999, Mr. Walsh held various positions with Zycad Corporation, a manufacturer of hardware accelerators and associated software, including Vice President of Operations, and Vice President of International Operations, and President of Validation Division. Mr. Walsh attended the University of Missouri, St. Louis, Business Administration.

     Ronald K. Bell has served on the Board of the Company since March 1999. Mr. Bell has served as Vice President, Communications Products of Micro Linear Corporation, an analog and mixed semiconductor company, since June 1999. From February 1998 to June 1999, Mr. Bell was Chief Executive Officer of Equator Technologies, Inc., a multimedia processor company. From October 1997 to 1998, Mr. Bell was Vice President, Engineering and Chief Operations Officer at Equator Technologies, Inc. From November 1995 to 1997, he was Vice President, Advanced Architecture and Consumer Products Divisions and General Manager, Consumer Products Division of LSI Logic. Mr. Bell received a B.S. in Electrical Engineering and a M.S. in Computer Science from the University of Utah.

     Conrad J. Dell'Oca has served as Chairman of the Board of the Company from February 1997 until March of 2001. He also served as Chief Executive Officer and President from February 1992 to January 1999. From May 1981 to 1991, Mr. Dell'Oca was Vice President, Research and Development of LSI Logic Corporation, a semiconductor manufacturer. Mr. Dell'Oca received a B.A.Sc. and M.A.Sc. in Engineering Physics and a Ph.D. in Electrical Engineering from the University of British Columbia.

     Tom Recine joined Ingenuus's Board in November 2001. He is actively involved in management, financing, and strategic planning at Arbor Vita. Prior to his involvement with Arbor Vita, Mr. Recine was Vice President of Marketing at Linear Technology Corporation from 1991 to 1997. From 1982 to 1991, Mr. Recine co-founded Flagship Software and Marcon Sales, Inc. From 1970 to 1982, Mr. Recine was in marketing management at National Semiconductor, including the Director of Sales Operations. He worked at Motorola Semiconductor between 1962-1970. Mr. Recine is also a member of the Board of Directors of Arbor Vita Company. Mr. Recine holds a B.S. in Physics from the University of Windsor (Ontario, Canada) and an M.B.A. from Northeastern University.

     Al Wilson has served as director of the Company since March 2000. Mr. Wilson is Chairman of the Board and Chief Executive Officer of Rutilus Software, Inc. since August 1998. From September 1995 to August 1998, Mr. Wilson served as Chief Operating Officer of Mylex Corporation, a data storage systems and service company. Mr. Wilson also served as Vice President and General Manager of Array Technology, a division of EMC Corporation, from May 1993 to September 1995.

     Officers serve at the discretion of the Board of Directors and are appointed annually. There are no family relationships between our directors or officers.

ITEM 2. PROPERTIES

     We occupied approximately 29,000 square feet of office space in Sunnyvale, California until the end of November 2001, when the lease expired. In December 2001, the Company relocated its corporate headquarters from Sunnyvale, California to Livermore, California, pursuant to a new lease that expires in November 2011. The new facility has approximately 19,300 square feet of office space. We also lease sales offices in Idaho, Minnesota, and Tokyo, Japan. We believe that our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Class Action Lawsuits

     The company was the defendant in a class action lawsuit, Howard Jonas, et al. v. Aspec Technology, Inc. (Ingenuus Corporation), filed in July 1998. During fiscal 2001, the Company received an order of final judgment approving the settlement and dismissing the case with prejudice as to all defendants. Pursuant to the terms of the settlement agreement and the court's order, Aspec (now known as Ingenuus Corporation) paid $1.4 million into the settlement fund, and thereafter, issued 1.75 million shares of common stock to the plaintiff class. The settlement cost, including the stock element, using a price of $0.50 per share, the fair market value of the Company's common stock at November 30, 2000, had been accrued as of November 30, 2000.

Derivative Lawsuit

     Certain of the Company's current and former officers, directors and shareholder entities were also named as defendants in a derivative lawsuit filed in November 1998. A Memoradum of Understanding, with the objective of settling the derivative litigation, was executed by the defendants in fiscal 2001. In February 2001, at a hearing before the court, the parties advised the court that they had reached agreement on a Stipulation of Settlement. The settlement agreement, which would fully and finally settle and resolve the derivative litigation, including a dismissal of the action with prejudice as to all defendants. The agreement requires the Company to pay the derivative plaintiffs' attorneys' fees in the amount of $395,000, which was accrued as of November 30, 2000, as well as to make certain changes to the Company's audit committee charter. In March 2001, the court entered an Order approving the Stipulation of Settlement and dismissing the matter with prejudice as to all defendants.

Other Litigation

     On September 23, 1999, a lawsuit entitled Lesley Nemeth v. Aspec Technology Inc., was filed in Superior Court, County of Santa Clara No. DC 383204. Plaintiff is a former consultant to the Company who seeks in her complaint damages in the sum of $12,600 plus interest and attorneys' fees. On November 23, 1999, the court ordered the matter to binding arbitration administered by the American Arbitration Association ("AAA"). Plaintiff pled her arbitration claim with the AAA on or about March 2, 2000. The court case was dismissed by the court for failure by the plaintiff to appear at an arbitration review conference. Plaintiff has filed a motion to vacate the dismissal, which motion was granted by the court following a hearing on January 23, 2001. The matter remains in private arbitration before the AAA. An arbitrator was appointed, and the arbitration was scheduled for September 8, 2000. The arbitration date was suspended by the AAA, and was rescheduled for January 28, 2002, at which time the arbitration hearing was held. On February 12, 2002, the arbitrator rendered an award denying Ms. Nemeth's claim and ordering each party to pay one half of the costs and expenses of arbitration.

NASDAQ Inquiry

     In July 2001, the Company failed to maintain NASDAQ's minimum bid price closing requirement of $1.00 and that such failure had continued beyond the ninety-day probationary period allowed under the Rules. Consequently, the Company's stock was delisted from NASDAQ on July 26, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Market for Common Stock

     Our Common Stock has been quoted on the NASDAQ National Market from the date of our initial public offering in April 1998 until July 26, 2001. On July 26, 2001, our Common Stock was delisted from the NASDAQ National Market and began trading on the Over the Counter Bulletin Board (the "OTC Bulletin Board"). Prior to April 1998, there was no public market for the Common Stock. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share for the Common Stock as reported on the NASDAQ National Market and the OTC Bulletin Board. The OTC Bulletin Board prices are over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. Our Common Stock is currently quoted under the symbol "INGE.OB"

                                                             Fiscal Year Ended
                                                             November 30, 2001
                                                          ----------------------
                                                             High          Low
                                                          ----------   ---------
Fourth quarter (from September 1, 2001 to
 November 30, 2001) .....................................  $  0.11      $  0.07
Third quarter (from June 1, 2001 to August 31, 2001).....     0.30         0.07
Second quarter (from March 1, 2001 to
 May 31, 2001) ..........................................     0.48         0.25
First quarter (from December 1, 2000 to
 February 28, 2001) .....................................     0.69         0.19

                                                             Fiscal Year Ended
                                                             November 30, 2000
                                                          ----------------------
                                                             High          Low
                                                          ----------   ---------
Fourth quarter (from September 1, 2000 to
 November 30, 2000) .....................................  $  1.88      $  0.50
Third quarter (from June 1, 2000 to August 31, 2000).....     2.44         1.19
Second quarter (from March 1, 2000 to
 May 31, 2000) ..........................................     8.56         1.13
First quarter (from December 1, 1999 to
 February 28, 2000) .....................................     5.44         2.31

     On January 31, 2002, the Company's Common Stock closed at $0.11.

Holders of Record

     As of January 31, 2002, there were approximately 1,463 beneficial holders of our Common Stock.

Dividends

     We have never declared or paid cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                         Fiscal Year Ended November 30,
                                                    -------------------------------------------------------------------------
                                                        2001           2000            1999            1998           1997
                                                    ------------   ------------   -------------   -------------   -----------
                                                                      (in thousands, except per share data)
CONSOLIDATED STATEMENT OF
 INCOME DATA:
Revenues: .......................................
   Product ......................................    $     460      $   1,127       $     --        $     --       $    --
   Service ......................................        1,266          1,803             170             --            --
                                                     ---------      ---------       ---------       ---------      --------
      Total revenues ............................        1,726          2,930             170             --            --
                                                     ---------      ---------       ---------       ---------      --------
Cost of revenues: ...............................
   Product ......................................          888            854             --              --            --
   Service ......................................        1,589          2,201              94             --            --
                                                     ---------      ---------       ---------       ---------      --------
      Total cost of revenues ....................        2,477          3,055              94             --            --
                                                     ---------      ---------       ---------       ---------      --------
Gross profit (loss) .............................         (751)          (125)             76             --            --
                                                     ---------      ---------       ---------       ---------      --------
Operating expenses: .............................
   Research and development .....................        2,475          2,645             --              --            --
   Sales and marketing ..........................        5,058          2,793             --              --            --
   General and administrative ...................        4,225          7,170           5,490           4,206         2,363
   Legal settlement .............................          --           2,670             --              --            --
   Write-off of purchased technology ............          --             925             630                           --
   Write-off of net assets of Chip & Chip                1,401            --              --              --            --
   Amortization of goodwill and other
    intangible assets ...........................        3,334          3,707              64             --            --
   Impairment of intangible assets ..............          --             571             --              --            --
                                                     ---------      ---------       ---------       ---------      --------
      Total operating expenses ..................       16,493         20,481           6,184           4,206         2,363
                                                     ---------      ---------       ---------       ---------      --------
(Loss) from operations ..........................      (17,244)       (20,606)         (6,108)         (4,206)       (2,363)
Equity( losses) from joint venture ..............          --             (67)           (574)            --            --
Gain on sale of investment ......................        6,163            --              --              --            --
Impairment of investment in Slim
 Technology .....................................          --          (1,688)            --              --            --
Interest and other, net .........................          591            659           1,610           1,614           173
                                                     ---------      ---------       ---------       ---------      --------
(Loss) from continuing operations ...............      (10,490)       (21,702)         (5,072)         (2,592)       (2,190)
Income (loss) from discontinued
 operations (net of income taxes) ...............         (524)        (3,903)        (21,226)         (3,942)        3,149
Gain(loss) on disposal of discontinued
 operations .....................................         (705)         4,434             --              --            --
                                                     ---------      ---------       ---------       ---------      --------
Income (loss) before income taxes ...............      (11,719)       (21,171)        (26,298)         (6,534)          959
Income tax provision ............................            3            --              --              --            --
                                                     ---------      ---------       ---------       ---------      --------
Net income(loss) ................................      (11,722)       (21,171)        (26,298)         (6,534)          959
Accretion of redeemable preferred stock .........          --             --              --            4,328           823
                                                     ---------      ---------       ---------       ---------      --------
Income (loss) attributable to common
 stockholders ...................................    $ (11,722)     $ (21,171)      $ (26,298)      $ (10,862)     $    136
                                                     =========      =========       =========       =========      ========
Diluted earnings (loss) per share ...............    $   (0.31)     $   (0.58)      $   (0.91)      $   (0.43)     $   0.01
                                                     =========      =========       =========       =========      ========
Diluted average shares outstanding ..............       37,215         36,292          28,831          25,258        22,585
                                                     =========      =========       =========       =========      ========

                                                                      Fiscal Year Ended November 30,
                                                    -------------------------------------------------------------------
                                                       2001          2000          1999          1998          1997
                                                    ----------   -----------   -----------   -----------   ------------
                                                                              (In thousands)
CONSOLIDATED BALANCE SHEET
 DATA:
Working capital .................................    $ 3,171      $ 13,173      $ 19,646      $ 43,068      $   3,077
Total assets ....................................     17,648        38,454        45,759        70,463         14,905
Long term obligations ...........................        --            219           324         1,052            --
Redeemable Preferred Stock ......................        --            --            --            --          14,168
Redeemable Common Stock .........................        --            --            --            --           7,116
Total stockholders' equity (deficiency) .........     13,858        29,986        35,941        58,775        (13,859)

------------
(1) See Note 16 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     This section--Management's Discussion and Analysis of Financial Condition and Results of Operations--contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and include various risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below and under "Other Factors Affecting Future Operating Results."

Company Overview

     Ingenuus Corporation ("the Company"), a Delaware corporation, was incorporated in 1991 as Aspec Technology, Inc. Until fiscal 2000, the Company derived primarily all of its revenues from the Semiconductor Intellectual Property ("SIP") business. During fiscal 2000, the Company disposed of its SIP business for $11.3 million and recorded a gain on disposal of discontinued operations of $4.4 million.

     In September 1999, the Company purchased Verilux Design Technology, Inc ("Verilux") and Chip & Chip, Inc. ("Chip & Chip"), two start up companies developing Electronic Design Automation ("EDA") tools for the semiconductor industry. On June 13, 2000, the Company entered into an agreement to sell the Chip & Chip business to the management of Chip & Chip, for a price of $2.58 million, payable in three installments over two years. The first installment of the sales consideration was paid on the due date in the fourth quarter of fiscal 2000, $242,000 in cash and $633,000 by surrendering 500,000 shares of Ingenuus stock to the Company. The two remaining payments, due in October 2001 and July 2002, were written off in November 2001 because they were deemed uncollectible. Verilux was discontinued on August 31, 2001.

     In October 1999, the Company also purchased Novo Systems Corporation ("Novo"), a company providing maintenance services to the semiconductor industry and also engaged in the development of EDA tools.

     In December 1999, the Company purchased InBox Software Inc., a company providing business-to-business collaborative commerce software solutions for manufacturers.

     As of November 30, 2001, the Company operated as only one segment, Ingenuus. The Ingenuus segment includes the business-to-business collaborative commerce solutions related to Inbox, hardware and services related to Novo, and maintenance services related to Novo and Inbox. The EDA segment was discontinued as of August 31, 2001.

Results of Operations

     The following table sets forth for the periods indicated selected statement of operations data in thousands of dollars and as a percentage of revenue:

                              INGENUUS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                  Fiscal Year Ended November, 30,
                                                                  -------------------------------
                                                                       2001             2000
                                                                     Ingenuus         Ingenuus
                                                                  --------------   --------------
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
   Product ....................................................     $      460       $    1,127
   Service ....................................................          1,266            1,803
                                                                    ----------       ----------
      Total revenues ..........................................          1,726            2,930
                                                                    ----------       ----------
Cost of revenues:
   Product ....................................................            888              854
   Service ....................................................          1,589            2,201
                                                                    ----------       ----------
      Total cost of revenues ..................................          2,477            3,055
                                                                    ----------       ----------
Gross profit(loss) ............................................           (751)            (125)
Operating expenses:
 Research and development .....................................          2,475            2,645
 Sales and marketing. .........................................          5,058            2,793
 General and administrative ...................................          4,225            7,170
 Legal settlement .............................................            --             2,670
 Write-off of purchased technology ............................            --               925
 Write-off of net assets of Chip & Chip .......................          1,401              --
 Amortization of goodwill and other intangible assets .........          3,334            3,707
 Impairment of intangible assets ..............................            --               571
                                                                    ----------       ----------
      Total operating expenses ................................         16,493           20,481
                                                                    ----------       ----------
(Loss) from operations: .......................................        (17,244)         (20,606)
Equity(losses) from joint venture .............................            --               (67)
Gain(loss) on sale of investment ..............................          6,163
Impairment of investment in Slim Technology ...................            --            (1,688)
Interest and other, net .......................................            591              659
                                                                    ----------       ----------
(Loss) from continuing operations .............................        (10,490)         (21,702)
Income(loss) from discontinued operations (net of income taxes
 of $0 and $0 in 2001 and 2000 respectively) ..................           (524)          (3,903)
Gain(loss) on disposal of discontinued operations .............           (705)           4,434
                                                                    ----------       ----------
Income(loss) before income taxes ..............................        (11,719)         (21,171)
Income tax provision ..........................................              3              --
                                                                    ----------       ----------
Net income(loss) ..............................................     $  (11,722)      $  (21,171)
                                                                    ==========       ==========

                              INGENUUS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (percentage of revenue)

                                                                       Fiscal Year Ended
                                                                          November 30,
                                                                    ------------------------
                                                                       2001          2000
                                                                     Ingenuus      Ingenuus
                                                                    ----------   -----------
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
   Product ......................................................        27%          38%
   Service ......................................................        73           62
                                                                         --           ---
      Total revenues ............................................       100          100
                                                                        ---          ----
Cost of revenues:
   Product ......................................................        52           29
   Service ......................................................        92           75
                                                                        ---          ----
      Total cost of revenues ....................................       144          104
                                                                        ---          ----
Gross profit(loss) ..............................................       (44)          (4)
Operating expenses:
   Research and development .....................................       143           90
   Sales and marketing. .........................................       293           95
   General and administrative ...................................       245          245
   Legal settlement .............................................         0           91
   Write-off of purchased technology ............................         0           32
   Write-off of net assets of Chip & Chip .......................        81            0
   Amortization of goodwill and other intangible assets .........       193          127
   Impairment of intangible assets ..............................         0           19
                                                                        ---          ----
      Total operating expenses ..................................       955          699
                                                                        ---          ----
(Loss) from operations: .........................................      (999)        (703)
Equity (losses) from joint venture ..............................         0           (2)
Gain(loss) on sale of investment ................................       357            0
Impairment of investment in Slim Technology .....................         0          (58)
Interest and other, net .........................................        34           22
                                                                       ----         -----
(Loss) from continuing operations ...............................      (608)        (741)
Income(loss) from discontinued operations (net of income taxes
 of $0 and $0 in 2001 and 2000 respectively) ....................       (30)        (133)
Gain (loss) on disposal of discontinued operations ..............       (41)         151
                                                                       ----         -----
Income(loss) before income taxes ................................      (679)        (723)
Income tax provision ............................................        --           --
Net income(loss) ................................................      (679)%       (723)%
                                                                       =====        =====

     Revenue. Product revenue for the Ingenuus segment primarily consisted of engineering and manufacturing change management software licenses sold to companies. Service revenue for the Ingenuus segment primarily consisted of Novo maintenance services for third party hardware and software products as well as maintenance services related to Ingenuus products. Product revenue for our EDA segment primarily consisted of software license sold to semiconductor companies. The EDA segment was discontinued as of August 31, 2001.

     Revenue for Ingenuus decreased by 41% to $1.7 million in fiscal 2001 from $2.9 million in fiscal 2000. Product revenue decreased to $460,000 from $1.1 million, while service revenue decreased to $1.3 million from $1.8 million in fiscal 2001 and fiscal 2000, respectively. This decrease was primarily attributable to lower demand for our products.

     International revenue for the Company accounted for 55% of revenue in fiscal 2001.

     Cost of revenues. Cost of revenue primarily consists of the costs of products, personnel, amortization of acquired Inbox technology and other operating expenses incurred in providing services to the customers. Cost of revenues for Ingenuus segment decreased by $600,000 to $2.5 million in fiscal 2001 from $3.1 million in fiscal 2000. The decrease in cost of revenues was mainly due to $750,000 decrease in salaries expenses due to reduction in headcount. This was partially offset by an increase in consulting expenses of $72,000 in fiscal 2001. Cost of revenue as a percentage of revenue was 144% and 104% in fiscal 2001 and fiscal 2000, respectively. Cost of revenues for the EDA segment was immaterial for fiscal 2001 and 2000. EDA segment was discontinued as of August 31, 2001.

     Research and development. Research and development expenses represent the cost of engineering personnel and other expenses incurred in the development and enhancement of our core technology and products. Research and development expenses for the Ingenuus segment decreased to $2.5 million in fiscal 2001 from $2.6 million in fiscal 2000. The decrease in research and development expenses in fiscal 2001 resulted from the decrease in salaries expenses of $279,000, which was partially offset by an increase in consulting fees of $103,000. Research and development expenses as a percentage of revenue were 143% in fiscal 2001, and 90% in fiscal 2000. We expect research and development expense to decrease in absolute dollars in fiscal 2002.

     Research and development expense for the EDA business was $650,000 for Verilux in fiscal 2001 compared to $1.2 million ($404,000 for Chip & Chip and $831,000 for Verilux) in fiscal 2000. Since Chip & Chip was sold in June 2000, the decrease of $181,000 for Verilux was due primarily to a 9-month period of operations in fiscal 2001 as the Company discontinued the operations of Verilux as of August 31, 2001.

     Sales and marketing. Sales and marketing expenses consist of salaries and commissions paid to internal sales and marketing personnel and sales representatives, advertising costs and related operating expenses. Sales and marketing expenses for the Ingenuus segment increased by $2.3 million to $5.1 million in fiscal 2001 from $2.8 million in fiscal 2000. The increase of sales and marketing expenses was mainly due to $1.0 million increase in salaries and benefits, $715,000 in advertising related expenses, $170,000 in recruiting and $131,000 in travel. Continued expansion of sales and marketing efforts for our business-to-business collaborative commerce software contributed to the increase. Sales and marketing expenses as a percentage of revenue were 293% in 2001 and 95% in 2000.

     There were no sales and marketing expenses for the EDA business in fiscal 2001 and fiscal 2000. The EDA segment was discontinued as of August 31, 2001.

     General and administrative. General and administrative expenses include salaries and expenses related to executives, corporate finance, legal and human resources. These costs decreased by $3.0 million to $4.2 million in fiscal 2001 from $7.2 million in fiscal 2000. The decrease in general and administrative expenses was mainly due to a $1.3 million decrease in personnel costs as a result of reduction in workforce, $486,000 decrease in professional services related to legal and accounting fees. There was also a decrease of $324,000 of G&A expenses related to our office in Japan. A decrease of $148,000 in salaries and travel expenses was a result of the elimination of the general manager and other positions and $176,000 decrease in common expenses due to relocating to a smaller facility. General and administrative expenses as a percentage of revenue was 245% for both fiscal 2001 and 2000.

     Legal Settlement. During fiscal 2000, the Company executed a Memorandum of Understanding for the settlement of the class-action lawsuit related to Aspec Technology, subject to Court approval. The corresponding cost of $2.7 million had been accrued in the year. There was no legal settlement cost in fiscal 2001.

     Write-off of purchased technology. The $925,000 charge in fiscal 2000 related to the acquisition of InBox.

     Write-off of net assets of Chip & Chip. The write-off of $1.4 million of net assets of Chip & Chip in fiscal 2001, included the write-off of $1.7 million of Chip & Chip's notes receivable that was offset by deferred gain of $300,000. Write-off of net assets of Chip & Chip as a percentage of revenue was 81% in fiscal 2001 and 0% in fiscal 2000.

     Amortization of goodwill and other intangible assets. The amortization of goodwill and other intangible assets decreased to $3.3 million in fiscal 2001 from $3.7 million in fiscal 2000. The decrease of $400,000 resulted from the reduction of $379,000 of amortization expenses due to the write-off of core technology of $443,000 and acquired workforce in the amount of $128,000 in fiscal 2000. Amortization of goodwill and other intangible assets as a percentage of revenue was 193% in fiscal 2001 and 127% in fiscal 2000.

     Impairment of intangible assets. As a result of the discontinuation of a certain development project, the Company recorded an impairment charge of $571,000 in fiscal 2000 related to the Novo technology.

     Gain on sale of investments. In fiscal 2001 we sold 525,000 shares of Virage Logic, Corp. for a total of $7.0 million, at an aggregate cost of $840,000, resulting in a gain of $6.2 million. Gain on sale of investments as a percentage of revenue was 357% in fiscal 2001 and 0% in fiscal 2000.

     Impairment of investment in Slim Technology. In fiscal 2000, management assessed that there had been a permanent decline in the value of the investment in Slim Technology and an impairment charge of $1.7 million was recorded.

     Interest and other, net. In fiscal 2001, interest and dividend income on investment decreased by $420,000 due to decreased cash available for investment. But the decrease was offset by $400,000 in interest on tax refunds received from the IRS. The loss on disposal of fixed assets increased by $41,000 to $113,000 in fiscal 2001 from $72,000 in fiscal 2000 due to the disposal of certain furniture and office equipment that were not moved to our new location in Livermore. Interest and other, net as a percentage of revenue was 34% in fiscal 2001 and 22% in fiscal 2000.

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

     Provision for income taxes. The provision for income taxes was $3,000, $0 and $41,000 in fiscal 2001, 2000 and 1999, respectively. The $3,000 in fiscal 2001 was related to Ingenuus, whereas, $0 and $41,000 in fiscal 2000 and fiscal 1999, repectively, are reflected as part of the loss from discontinued operations as they relate to the discontinued businesses. The Company has taken a valuation allowance on the full amount of the net operating loss carryforwards and its other net deferred tax assets since it is likely the benefit will not be realized in the future.

Liquidity and Capital Resources

     We have funded our operations primarily from license revenue and the net proceeds of $71.9 million from the initial public offering of our Common Stock in May 1998.

     Our operating activities used net cash of $14.7 million, $13.3 million, and $10.2 million in fiscal 2001, 2000, and 1999, respectively. Net cash used in fiscal 2001, 2000 and 1999 was due to the significant net losses incurred. During fiscal 2001, we received $1.5 million income tax refund.

     Net cash provided by and (used for) investing activities were $6.3 million, ($9.8 million), and ($6.3 million) in fiscal 2001, 2000, and 1999, respectively. During fiscal 2001, we received net proceeds of $7.0 million from the sale of 525,000 shares of Virage Logic, Corp. This was offset by $701,000 used for capital expenditures primarily related to interior improvements to our Livermore facility. During fiscal 2000 and 1999, investing activities included acquisitions and purchases of software licenses and equipment. Net cash used in fiscal 2000 mainly included $7.6 million for the acquisition of Inbox and $2.8 million used in purchases of property and equipment. Net cash used in fiscal 1999 included $2.1 million in acquisitions of Verilux, Chip & Chip and Novo Systems, $2.3 million for the purchase of a 40% interest in Slim Technology and $1.8 million used in purchases of property and equipment.

     Net cash utilized by financing activities was $154,000 and $2.2 million in fiscal 2001 and fiscal 1999, respectively. Net cash provided by financing activities was $554,000 in fiscal 2000.

     In fiscal 2001, cash utilized by financing activities consisted primarily of the purchase of Treasury Stock. In fiscal 1999, cash utilized by financing activities consisted primarily of the purchase of Treasury Stock for $2.0 million, loan to related party for $430,000 and was offset by proceeds from issuance of Common Stock for $144,000 and collection of shareholder notes receivable of $28,000. In fiscal 2000, cash provided by financing activities included proceeds from issuance of Common Stock for $681,000, collection of loan to related party for $430,000 and collection of stockholder notes receivables for $130,000 and was offset by repayment of debt related to Chip & Chip for $222,000 and repurchases of Common Stock for $465,000.

     The write-off of $1.4 million of net assets of Chip & Chip in fiscal 2001, included $ 1.7 million of notes receivable from Chip & Chip that was offset by $300,000 deferred gain on the sale of Chip & Chip.

     Net proceeds from the sale of SIP business were $3.8 million and $7.5 million in fiscal 2001 and 2000, respectively. The entire amount of $11.3 million has been received as of November 30, 2001.

     As of November 30, 2001, we had cash and equivalents of $5.5 million, an accumulated deficit of $86.4 million and working capital of $3.2 million. We anticipate approximately $200,000 of capital expenditures over the next 12 months.

     We have suffered recurring losses in fiscal 2001, 2000, and 1999. Our continued existence is dependent on our ability to achieve profitable operations. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including:

     * The costs and timing of our product development efforts and the success of these development efforts,

     *    The costs and timing of our sales and marketing activities,

     * The extent to which our existing and new products gain market acceptance,

     *    Competing technological and market developments,

     * The costs involved in maintaining and enforcing patent claims and other intellectual property rights.

     We may require additional funds in the future and there is a risk that financing may not be on terms favorable to us, if available at all.

     Based on our current revenue projection and available cash as of November 30, 2001, we feel Ingenuus will be able to fund its operations in fiscal 2002. If current revenue projections are not met, Ingenuus plans to restructure the Company including, but not limited to, further reduction in headcount and operating expenses, in order to reduce expenses and be able to fund its operations in fiscal 2002.

Other Factors Affecting Future Operating Results

Possible Challenges to Success

   We May Not Be Successful in Marketing the MCM Product

     We formally introduced in January 2001 Manufacturing Change ManagerTM ("MCM"), a software program that allows all members of the manufacturing supply chain to communicate and collaborate using the Internet as a fully integrated and automated system.

     Our future depends on our ability to enhance and expand the existing MCM product, and to introduce new products as technology allows. There can be no assurance that we will be successful in marketing the MCM product. We may also experience release delays that are costly, can harm our business and can result in possible litigation. Other possible risks include:

     *    Manufacturers resisting change,

     * Companies and customers lacking cash due to economic downturn or inflation,

     * Miscalculating the need for the MCM product if manufacturers are not ready to enjoy the benefits of a fully automated system,

     *    Misappropriation   of   the   Company's    technology   or   copyright
          infringement,

     * Diversion of resources due to litigation, including propriety rights issues.

   The Introduction of a Competing Product by a Large Company Could Have an Adverse Effect on Sales

     We must deliver our product in the marketplace before the competition provides a similar whole solution. If a competitor with better name recognition were to produce a comprehensive manufacturing change product, it would likely have an adverse effect on our financial condition.

   If We do Not Establish Our Name in the Industry, Our Business Could Be Harmed

     We are a small, relatively unknown company and, as such, we are a new player in the manufacturing change marketplace. There may be resistance to purchasing a product from such a new player because there may be concern about our viability. If customers resist the idea of having an unknown company supply their manufacturing change needs, such resistance would likely have an adverse effect on our financial condition.

   If We do Not Establish a Firm Customer Base, Our Business Could Be Harmed

     If  our  sales  team  is  not   successful  in  closing  sales  with  major
manufacturers, this will have an adverse effect on the overall sales plan and on the financial condition of the company.

   The Manufacturing Industry May Resist Changing to Our Platform

     Manufacturers have invested a lot of money in systems that are already in place and may resist the idea of a basic platform such as ours, fearing that it may not be flexible enough to meet their individual needs. Such resistance would likely have an adverse effect on our financial condition.

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

   A Recession or Economic Downfall Would Harm Our Business

     If a recession or economic downfall continues, it will mean difficult times for most companies and may have an adverse effect on our financial condition.

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

   Risks of Our International Sales Could Harm Our Business

     While we continue to market our products to the international market, there are a number of risks inherent when dealing with foreign companies. Some of those risks include:

     *    Economic recessions and political instability;

     *    Exchange rate fluctuations;

     *    Extended accounts receivables and difficulty collecting;

     *    Difficulty in managing both sales representatives and distributors;

     *    Unexpected changes in regulatory requirements;

     *    Reduced or limited protection for intellectual property rights;

     *    Export license requirements and documentation;

     *    Tariffs and possible adverse tax consequences.

   Our Future Operating Results Are Expected To Fluctuate and We Depend Upon Timely Project Completion

     Our operating results have fluctuated in the past and are expected to fluctuate significantly on a quarterly and annual basis in the future as a result of a number of factors including:

     *    the size and timing of customer orders;

     *    the length of our sales cycle;

     * the timing of new product announcements and introductions by us and our competitors;

     * our ability to successfully develop, introduce and market new products and product enhancements;

     *    market acceptance of our products;

     *    the cancellation or delay of orders from major customers;

     * the level of changes to customer requirements due to specific changes requested by customers;

     * our ability to retain our existing personnel and hire additional personnel; and

     *    general economic conditions.

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

     Any significant growth of our business and expansion of our customer base would place a significant strain on our management and operations. Our future success will depend on our ability to identify, attract, hire and retain skilled employees and to hire replacements for employees that leave us.

     From time to time, we expect to evaluate potential acquisitions to build our expertise. There can be no assurance that:

     *    we will be able to identify attractive acquisition candidates;

     *    that we will be able to successfully complete any such acquisition; or

     * that we will be able to integrate any acquired company with our other operations.

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

   We Depend Upon Continuous Product Development and Have the Risk of Product Delays.

     Our customers are subject to:

     *    rapid technological change;

     *    frequent introductions of new products;

     *    short product life cycles;

     *    changes in customer demands and requirements; and

     *    evolving industry standards.

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

   Our Share Price Is Volatile

     Since our initial public offering in April 1998, the market price of our Common Stock has been highly volatile and is expected to be significantly affected by factors such as:

     *    actual or anticipated fluctuations in our operating results;

     *    our failure to meet or exceed published earnings estimates;

     *    changes  in  earnings   estimates  or  recommendations  by  securities
          analysts;

     *    announcements of technological innovations;

     * new products or new contracts by us or our existing or potential competitors;

     * developments with respect to patents, copyrights or proprietary rights;

     *    adoption of new accounting standards affecting the software industry;

     *    general market conditions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Page
                                                                                            -----
Report of Independent Accountants--Moss Adams ...........................................    23
Report of Independent Accountants--PricewaterhouseCoopers ...............................    24
Financial Statements:
Consolidated Balance Sheets as of November 30, 2001, and November 30, 2000 ..............    25
Consolidated Statements of Operations for fiscal years ended November 30, 2001,
 November 30, 2000 and November 30, 1999 ................................................    26
Consolidated Statements of Stockholders' Equity for fiscal years ended November 30, 2001,
 November 30, 2000 and November 30, 1999 ................................................    27
Consolidated Statements of Cash Flows for fiscal years ended November 30, 2001,
 November 30, 2000 and November 30, 1999 ................................................    28
Notes to Financial Statements ...........................................................    29
Financial Statement Schedules--Schedule II--Valuation and Qualifying Accounts
 and Reserves for fiscal years ended November 30, 2001, November 30, 2000 and
 November 30, 1999 ......................................................................    52

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ingenuus Corporation

     We have audited the accompanying consolidated balance sheet of Ingenuus Corporation and subsidiaries as of November 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ingenuus Corporation and subsidiaries as of November 30, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant recurring losses from operations and has limited capital resources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MOSS ADAMS LLP

San Francisco, California
January 10, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ingenuus Corporation

In our opinion, the consolidated balance sheet as of November 30, 2000 and the related consolidated statements of operations, of stockholders' equity and of cashflows for each of the two years in the period ended November 30, 2000 present fairly, in all material respects, the financial position, results of operations and cash flows of Ingenuus Corporation and its subsidiaries at November 30, 2000 and for each of the two years in the period ended November 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Ingenuus Corporation for any period subsequent to November 30, 2000.

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


PRICEWATERHOUSECOOPERS

San Jose, California
February 21, 2001

                              INGENUUS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                    November 30,
                                                                             ---------------------------
                                                                                 2001           2000
                                                                             ------------   ------------
                                                    ASSETS
Current assets:
 Cash and cash equivalents .................................................  $   5,496      $   8,789
 Short-term investments ....................................................        --           5,972
 Accounts receivable, (net of allowances of $216 in 2001 and $536 in 2000) .        549            553
 Income taxes receivable ...................................................        609          2,089
 Notes Receivable ..........................................................        --           3,833
 Loan to related party .....................................................         62            --
 Prepaid expenses and other current assets .................................        245            186
                                                                              ---------      ---------
   Total current assets ....................................................      6,961         21,422
 Property and equipment, net ...............................................        858            808
 Goodwill and other intangible assets ......................................      9,590         14,542
 Restricted cash ...........................................................        125            106
 Net assets of Chip & Chip .................................................        --           1,401
 Investments and other assets ..............................................        114            175
                                                                              ---------      ---------
   Total assets ............................................................  $  17,648      $  38,454
                                                                              =========      =========
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ..........................................................  $     865      $   1,682
 Accrued liabilities .......................................................      2,386          6,040
 Deferred revenue ..........................................................        539            527
                                                                              ---------      ---------
   Total current liabilities ...............................................      3,790          8,249
Other liabilities, long term ...............................................        --             219
                                                                              ---------      ---------
   Total liabilities .......................................................      3,790          8,468
                                                                              ---------      ---------
Commitments and contingencies (Notes 11 and 17)
Stockholders' equity:
 Common stock, $.001 par value; 75,000 shares authorized; shares
   outstanding: 2001--38,657; 2000--36,806 .................................    103,472        102,577
 Treasury stock; 2001--3,189 shares; 2000--2,707 shares ....................     (3,254)        (3,085)
 Notes receivable ..........................................................        --             --
 Accumulated other comprehensive income ....................................        --           5,132
 Accumulated deficit .......................................................    (86,360)       (74,638)
                                                                              ---------      ---------
   Total stockholders' equity ..............................................     13,858         29,986
                                                                              ---------      ---------
   Total liabilities and stockholders' equity ..............................  $  17,648      $  38,454
                                                                              =========      =========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                              INGENUUS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                 Year ended November 30,
                                                                     ------------------------------------------------
                                                                          2001             2000             1999
                                                                     --------------   --------------   --------------
Revenue ..........................................................     $    1,726       $    2,930       $      170
Cost of revenue ..................................................          2,477            3,055               94
                                                                       ----------       ----------       ----------
Gross profit (loss) ..............................................           (751)            (125)              76
Operating expenses:
 Research and development ........................................          2,475            2,645              --
 Sales and marketing .............................................          5,058            2,793              --
 General and administrative ......................................          4,225            7,170            5,490
 Legal settlement ................................................            --             2,670              --
 Write-off of purchased technology ...............................            --               925              630
 Write-off of net assets of Chip & Chip ..........................          1,401              --               --
 Amortization of goodwill and other intangible assets ............          3,334            3,707               64
 Impairment of intangible assets .................................            --               571              --
                                                                       ----------       ----------       ----------
   Total operating expenses ......................................         16,493           20,481            6,184
                                                                       ----------       ----------       ----------
(Loss) from operations ...........................................        (17,244)         (20,606)          (6,108)
Equity (losses) from joint venture ...............................                             (67)            (574)
Gain (loss) on sale of investment ................................          6,163              --               --
Impairment of investment in Slim Technology ......................            --            (1,688)             --
Interest and other, net ..........................................            591              659            1,610
                                                                       ----------       ----------       ----------
(Loss) from continuing operations ................................        (10,490)         (21,702)          (5,072)
(Loss) from discontinued operations, (net of income taxes of
 $0, $0, and $41 in 2001, 2000 and 1999 respectively) ............           (524)          (3,903)         (21,226)
Gain (loss) on disposal of discontinued operations ...............           (705)           4,434              --
                                                                       ----------       ----------       ----------
Income (loss) before income taxes ................................        (11,719)         (21,171)         (26,298)
Income tax provision .............................................              3              --               --
                                                                       ----------       ----------       ----------
Net income (loss) ................................................        (11,722)         (21,171)         (26,298)
                                                                       ----------       ----------       ----------
Net (loss) attributable to common stockholders ...................     $  (11,722)      $  (21,171)      $  (26,298)
                                                                       ==========       ==========       ==========
EARNINGS (LOSS) PER SHARE--BASIC AND
 DILUTED
Continuing operations ............................................     $    (0.28)      $    (0.60)      $    (0.17)
Discontinued operations ..........................................        (  0.01)         (  0.10)         (  0.74)
Gain (loss) on disposal of discontinued operations ...............        (  0.02)            0.12              --
Net (loss) per share attributable to common stockholders .........        (  0.31)         (  0.58)         (  0.91)
Shares used in basic and diluted per share calculation ...........         37,215           36,292           28,831

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                              INGENUUS CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                        Common Stock          Treasury Stock
                                                    -------------------- -------------------------     Notes
                                                     Shares     Amount      Shares       Amount     Receivable
                                                    -------- ----------- ----------- ------------- ------------
Balances, November 30, 1998 .......................  28,399   $  86,198        --            --      $  (184)

Purchase of Verilux ...............................   2,127       1,893        --            --           --
Purchase of Chip & Chip ...........................   2,000       1,780        --            --           --
Purchase of Novo Systems ..........................   1,600       1,536        --            --           --
Issuance of common stock under stock
 purchase plans, net of repurchases ...............     174         144        --            --           --
Collection of stockholders' notes receivable ......     --          --         --            --           28
Amortization of deferred stock compensation .......     --          --         --            --           --
Purchase of treasury stock ........................     --          --      (2,135)       (1,987)         --
Net loss ..........................................     --          --         --            --           --
                                                     ------   ---------     ------        ------     -------
Balances, November 30, 1999 .......................  34,300      91,551     (2,135)       (1,987)       (156)

Purchase of InBox Software ........................   1,206       8,425        --            --           --
Issuance of common stock under stock option
 and stock purchase plans, net of repurchases         1,300         681        --            --           --
Stock option vesting acceleration in connection
 with disposal of businesses and severance
 agreements .......................................     --        1,847        --            --           --
Compensation charge in relation to stock
 options and warrants issued during the year ......     --           73        --            --           --
Collection of stockholders' notes receivable ......     --          --         --            --          130
Write off of notes receivable .....................     --          --         --            --           26
Purchase of treasury stock ........................     --          --         (72)         (465)         --
Stock received in connection with sale of
 Chip & Chip ......................................     --          --        (500)         (633)         --
Net loss ..........................................     --          --         --            --           --
Unrealized gain on available-for-sale
 marketable securities ............................     --          --         --            --           --
                                                     ------   ---------     ------        ------     -------
Balances, November 30, 2000 .......................  36,806     102,577     (2,707)       (3,085)         --

Issuance of common stock under stock option
 and stock purchase plans, net of repurchases           101          15        --            --           --
Issuance of common stock under class action
 lawsuit settlement ...............................   1,750         875        --            --           --
Compensation charge in relation to stock
 options and warrants issued during the year ......     --            5        --            --           --
Purchase of treasury stock ........................     --          --        (482)         (169)         --
Realized gain on sale of all available-for-sale
 marketable securities ............................     --          --         --            --           --
Net Loss ..........................................     --          --         --            --           --
                                                     ------   ---------     ------        ------     -------
Balances, November 30, 2001 .......................  38,657   $ 103,472     (3,189)    $  (3,254)         --
                                                     ======   =========     ======     =========     =======

                                                                     Accumulated                      Total
                                                       Deferred         Other                     Shareholders'
                                                         Stock      Comprehensive   Accumulated   (Deficiency)   Comprehensive
                                                     Compensation       Income        Deficit        Equity      Income (Loss)
                                                    -------------- --------------- ------------- -------------- --------------
Balances, November 30, 1998 .......................     $  (70)            --       $  (27,169)    $  58,775      $   (6,534)
                                                                                                                  ==========
Purchase of Verilux ...............................         --             --              --          1,893             --
Purchase of Chip & Chip ...........................         --             --              --          1,780             --
Purchase of Novo Systems ..........................         --             --              --          1,536             --
Issuance of common stock under stock
 purchase plans, net of repurchases ...............         --             --              --            144             --
Collection of stockholders' notes receivable ......         --             --              --             28             --
Amortization of deferred stock compensation .......         70             --              --             70             --
Purchase of treasury stock ........................         --             --              --         (1,987)            --
Net loss ..........................................         --             --          (26,298)      (26,298)        (26,298)
                                                        ------             ---      ----------     ---------      ----------
Balances, November 30, 1999 .......................         --             --          (53,467)       35,941         (26,298)
                                                                                                                  ==========
Purchase of InBox Software ........................         --             --              --          8,425             --
Issuance of common stock under stock option
 and stock purchase plans, net of repurchases               --             --              --            681             --
Stock option vesting acceleration in connection
 with disposal of businesses and severance
 agreements .......................................         --             --              --          1,847             --
Compensation charge in relation to stock
 options and warrants issued during the year ......         --             --              --             73             --
Collection of stockholders' notes receivable ......         --             --              --            130             --
Write off of notes receivable .....................         --             --              --             26             --
Purchase of treasury stock ........................         --             --              --           (465)            --
Stock received in connection with sale of
 Chip & Chip ......................................         --             --              --           (633)            --
Net loss ..........................................         --             --          (21,171)      (21,171)        (21,171)
Unrealized gain on available-for-sale
 marketable securities ............................         --           5,132             --          5,132           5,132
                                                        ------           -----      ----------     ---------      ----------
Balances, November 30, 2000 .......................         --           5,132         (74,638)       29,986         (16,039)
                                                                                                                  ==========
Issuance of common stock under stock option
 and stock purchase plans, net of repurchases               --             --              --             15             --
Issuance of common stock under class action
 lawsuit settlement ...............................         --             --              --            875             --
Compensation charge in relation to stock
 options and warrants issued during the year ......         --             --              --              5             --
Purchase of treasury stock ........................         --             --              --           (169)            --
Realized gain on sale of all available-for-sale
 marketable securities ............................         --          (5,132)            --         (5,132)         (5,132)
Net Loss ..........................................         --             --          (11,722)      (11,722)        (11,722)
                                                        ------          ------      ----------     ---------      ----------
Balances, November 30, 2001 .......................         --             --       $  (86,360)    $  13,858      $  (16,854)
                                                        ======          ======      ==========     =========      ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              INGENUUS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            Year ended
                                                                                           November 30,
                                                                                           -------------
                                                                                                2001
                                                                                           -------------
Cash flows from operating activities:
Net loss .................................................................................   $ (11,722)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
 Gain (loss) on disposal of discontinued operations ......................................         705
 Realized gain on sale of Virage Logic shares ............................................      (6,163)
 Write-down of software ..................................................................         --
 Write-off of purchased technology .......................................................         --
 Write-off of fixed assets ...............................................................          47
 Depreciation and amortization ...........................................................       4,694
 Impairment of goodwill and other intangible assets ......................................         --
 Provision for doubtful accounts .........................................................        (320)
 Equity loss from joint venture ..........................................................         --
 Impairment of investment in Slim Technology .............................................         --
 Gain (Loss) on disposal of fixed assets .................................................         120
 Write-off of notes receivable ...........................................................         --
 Stock compensation expense ..............................................................           5
 Accelerated vesting of stock options in relation to severance agreement .................         --
 Changes in assets and liabilities, net of assets and liabilities acquired/disposed of:
  Accounts receivable ....................................................................         324
  Income tax receivable ..................................................................       1,480
  Loan to related party ..................................................................         (62)
  Prepaid expenses and other current assets ..............................................         (59)
  Deferred income taxes ..................................................................         --
  Inventory ..............................................................................         --
  Other assets ...........................................................................          61
  Restricted cash ........................................................................         (19)
  Accounts payable .......................................................................        (815)
  Accrued liabilities ....................................................................      (2,966)
  Net income tax asset/liability .........................................................         --
  Other long term liabilities ............................................................         --
  Deferred revenue .......................................................................          12
                                                                                             ---------
   Net cash used for operating activities ................................................     (14,678)
Cash flows from investing activities:
 Acquisition of Verilux, net of cash acquired ............................................         --
 Acquisition of Novo, net of cash acquired ...............................................         --
 Acquisition of Chip & Chip, net of cash acquired ........................................         --
 Acquisition of InBox, net of cash acquired ..............................................         --
 Investment in Slim Technology ...........................................................         --
 Overdraft disposed of, net of cash acquired--Chip & Chip ................................         --
 Purchases of property and equipment .....................................................        (701)
 Sale of property and equipment ..........................................................           3
 Net Proceeds from Sales of available-for-sale securities ................................       7,003
 Purchase of non-marketable equity securities ............................................         --
                                                                                             ---------
   Net cash provided by (used for) investing activities ..................................       6,305
                                                                                             ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock, net .............................................          15
 Redemption of redeemable preferred stock ................................................         --
 Repayment of borrowings .................................................................         --
 Purchase of treasury stock ..............................................................        (169)
 Loan to related party ...................................................................         --
 Collection of stockholder notes receivable ..............................................         --
                                                                                             ---------
   Net cash provided by (used for) financing activities ..................................        (154)
                                                                                             ---------
Write-off of net assets of Chip & Chip ...................................................       1,401
Net proceeds from the sale of discontinued operations ....................................       3,833
Effective exchange rate changes on cash and cash equivalents .............................         --
Net (decrease) increase in cash and equivalents ..........................................      (3,293)
Cash and equivalents, beginning of period ................................................       8,789
                                                                                             ---------
Cash and cash equivalents, end of period .................................................   $   5,496
                                                                                             =========
Supplemental disclosure of cash flow information:
 Cash paid for income taxes ..............................................................   $     --
                                                                                             =========
Supplemental disclosure of non-cash investing & financing activities:
 Divestiture of Chip & Chip--stock received ..............................................   $     --
                                                                                             ---------
Stock and options issued in connection with acquisitions:
 --InBox .................................................................................   $     --
                                                                                             =========
 --Chip & Chip ...........................................................................   $     --
                                                                                             =========
 --Verilux ...............................................................................   $     --
                                                                                             =========
 --Novo ..................................................................................   $     --
                                                                                             =========

                                                                                              Year ended November 30,
                                                                                           -----------------------------
                                                                                                 2000           1999
                                                                                           --------------- -------------
Cash flows from operating activities:
Net loss .................................................................................    $(21,171)      $ (26,298)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
 Gain (loss) on disposal of discontinued operations ......................................      (4,434)            --
 Realized gain on sale of Virage Logic shares ............................................         --              --
 Write-down of software ..................................................................         --            1,799
 Write-off of purchased technology .......................................................         925           3,097
 Write-off of fixed assets ...............................................................         --              --
 Depreciation and amortization ...........................................................       7,283           7,119
 Impairment of goodwill and other intangible assets ......................................         571             --
 Provision for doubtful accounts .........................................................        (130)            817
 Equity loss from joint venture ..........................................................          67             574
 Impairment of investment in Slim Technology .............................................       1,688             --
 Gain (Loss) on disposal of fixed assets .................................................         (86)            --
 Write-off of notes receivable ...........................................................          26             --
 Stock compensation expense ..............................................................         --               70
 Accelerated vesting of stock options in relation to severance agreement .................         352             --
 Changes in assets and liabilities, net of assets and liabilities acquired/disposed of:
  Accounts receivable ....................................................................       1,303           5,051
  Income tax receivable ..................................................................         --              --
  Loan to related party ..................................................................         --              --
  Prepaid expenses and other current assets ..............................................         246             381
  Deferred income taxes ..................................................................         --            2,100
  Inventory ..............................................................................         --               82
  Other assets ...........................................................................         146             115
  Restricted cash ........................................................................        (106)            --
  Accounts payable .......................................................................      (1,302)         (1,379)
  Accrued liabilities ....................................................................       1,999            (767)
  Net income tax asset/liability .........................................................          11          (1,421)
  Other long term liabilities ............................................................        (350)           (728)
  Deferred revenue .......................................................................        (334)           (768)
                                                                                              --------       ---------
   Net cash used for operating activities ................................................     (13,296)        (10,156)
Cash flows from investing activities:
 Acquisition of Verilux, net of cash acquired ............................................         --             (830)
 Acquisition of Novo, net of cash acquired ...............................................         --             (487)
 Acquisition of Chip & Chip, net of cash acquired ........................................         --             (796)
 Acquisition of InBox, net of cash acquired ..............................................      (7,640)            --
 Investment in Slim Technology ...........................................................         --           (2,329)
 Overdraft disposed of, net of cash acquired--Chip & Chip ................................         266             --
 Purchases of property and equipment .....................................................      (2,768)         (1,846)
 Sale of property and equipment ..........................................................         296             --
 Net Proceeds from Sales of available-for-sale securities ................................         --              --
 Purchase of non marketable equity securities ............................................         --              --
                                                                                              --------       ---------
   Net cash provided by (used for) investing activities ..................................      (9,846)         (6,288)
                                                                                              --------       ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock, net .............................................         681             144
 Redemption of redeemable preferred stock ................................................         --              --
 Repayment of borrowings .................................................................        (222)            --
 Purchase of treasury stock ..............................................................        (465)         (1,987)
 Loan to related party ...................................................................         430            (430)
 Collection of stockholder notes receivable ..............................................         130              28
                                                                                              --------       ---------
   Net cash provided by (used for) financing activities ..................................         554          (2,245)
                                                                                              --------       ---------
Write-off of net assets of Chip & Chip ...................................................         --              --
Net proceeds from the sale of discontinued operations ....................................       7,500             --
Effective exchange rate changes on cash and cash equivalents .............................          (7)             93
Net (decrease) increase in cash and equivalents ..........................................     (15,095)        (18,596)
Cash and equivalents, beginning of period ................................................      23,884          42,480
                                                                                              ----------     ---------
Cash and cash equivalents, end of period .................................................    $  8,789       $  23,884
                                                                                              ==========     =========
Supplemental disclosure of cash flow information:
 Cash paid for income taxes ..............................................................    $    --        $      31
                                                                                              ==========     =========
Supplemental disclosure of non-cash investing & financing activities:
 Divestiture of Chip & Chip--stock received ..............................................    $    633       $     --
                                                                                              ----------     ---------
Stock and options issued in connection with acquisitions:
 --InBox .................................................................................    $  8,425       $     --
                                                                                              ==========     =========
 --Chip & Chip ...........................................................................    $    --        $   1,780
                                                                                              ==========     =========
 --Verilux ...............................................................................    $    --        $   1,893
                                                                                              ==========     =========
 --Novo ..................................................................................    $    --        $   1,536
                                                                                              ==========     =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              INGENUUS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS

     Ingenuus  Corporation  ("the  Company"),   a  Delaware   corporation,   was
incorporated   in  1991  as  Aspec   Technology,   Inc.  and  its  business  was
Semiconductor Intellectual Property ("SIP"). In September 1999, the Company purchased Verilux Design Technology, Inc. and Chip and Chip, Inc, two start up companies developing Electronic Design Automation ("EDA") tools for the semiconductor industry. In October 1999, the Company also purchased Novo Systems Corporation, a company providing maintenance services to the semiconductor industry and also engaged in the development of EDA tools. In December 1999, the Company purchased InBox Software Corporation, a company providing business to business collaborative commerce software solutions for manufacturers. In April 2000, the Company changed its name to Ingenuus Corporation, trading on the NASDAQ under the new symbol "INGE". During the fourth quarter of fiscal 1999, the Company decided to discontinue its semiconductor intellectual property, library development and design tools and service business ("SIP Business").

Discontinued Operations

     In February 2000, the Company entered into an asset purchase agreement with DII Semiconductor, Inc ("DII") whereby the SIP Business would be sold, subject to Board approval. The agreement was ratified in March 2000.

     On April 6, 2000, the Company sold the SIP Business to DII for $11.3 million ($5.5 million in cash and approximately $1 million due quarterly through October 2001). As a result, the operations of the SIP Business have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes.

     SIP revenues were $2.0 million and $7.3 million in the fiscal year ended 2000 and 1999, respectively.

     At November 30, 2001, the $11.3 million for the sale of the SIP business had been fully received.

     The Company was unsuccessful in selling Verilux, the EDA segment of the company. On May 15, 2001, the Company notified Verilux Design Technology (Verilux) employees of its intent to terminate their employment with the Company in one hundred twenty days and accrued termination benefits of $226,000 in the second quarter. On June 18, 2001, the Company adopted a plan to dispose of the assets of Verilux Design Technology. In the event that the assets of Verilux Design Technology could not be sold, the Verilux business would be discontinued effective August 31, 2001. As a result, the operations of the EDA business have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes.

     Revenues for the EDA Business were $270,000 and $537,000 for the twelve months ended November 30, 2001 and November 30, 2000, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The accompanying consolidated financial statements have been prepared assuming that Ingenuus Corporation will continue as a going concern. The Company has suffered recurring losses from operations and has an accumulated deficit of $86.4 million. In the first quarter of fiscal 2000, the Company purchased InBox Software Inc, and this acquisition has yet to generate significant revenues. The Company's continued existence depends on its ability to achieve profitable operations. If this does not happen, the Company will need to raise additional capital to fund its operations. There is substantial doubt that either

                              INGENUUS CORPORATION
the Company will achieve profitability, or that it will be successful in raising additional funding if profitability is not achieved. If current revenue projections are not met, Ingenuus plans to restructure the Company including, but not limited to, further reduction in headcount and operating expenses, in order to reduce expenses and be able to fund its operations in fiscal 2002. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Certain reclassifications have been made to 2000 amounts to conform with the 2001 presentation. These reclassifications had no effect on net loss.

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

Short-term investments

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

                              INGENUUS CORPORATION

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the first quarter of fiscal 2001. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

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

                              INGENUUS CORPORATION

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

                              INGENUUS CORPORATION

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

Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 and as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Hedging activities, an amendment to SFAS 133," requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137, ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of the fiscal year beginning after June 15, 2000. The adoption of SFAS 133 and SFAS 137 is not expected to have a material effect on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25." FIN 44 becomes effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

     In July 2001, the FASB issued two Statements, Statement No. 141, Business Combinations (SFAS No. 141), and Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with a fiscal year beginning after March 15, 2001. The Company expects to adopt the pronouncement as of December 1, 2001, the beginning of its fiscal year 2002. The Company has not yet evaluated the effects of these changes on its consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. FAS 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets and replaces FAS 121 while retaining the substantive aspects, and amends certain accounting and reporting provisions of APB Opinion No. 30 and ARB No. 51. The new rule removes goodwill from its scope and, therefore, eliminates the requirement of FAS 121 to allocate goodwill to long-lived assets to be tested for impairment. It also establishes guidance and criteria beyond that previously specified in Statement 121, including guidance on reporting discontinued operations. The Company will apply the new rule on accounting for long-lived assets beginning in the first quarter of 2002 and has not yet determined the extent of such effects on the Company's financial statements.

                              INGENUUS CORPORATION

3. CERTAIN RISKS AND CREDIT CONCENTRATIONS

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The majority of the Company's cash and cash equivalents as of November 30, 2001 are on deposit in a money market fund.

     The Company provides software licenses and maintenance services to its customers and generally does not require collateral. Although the Company maintains an allowance for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At November 30, 2001, two customers accounted for 21% and 13% of accounts receivable. At November 30, 2000, two customers accounted for 28% and 14% of accounts receivable.

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

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of (in thousands):


                                                             November 30 ,
                                                        ----------------------
                                                          2001         2000
                                                        ----------   ---------
Computer equipment and software .....................    $  2,590     $  3,135
Office and other equipment ..........................       1,099          826
                                                         --------     --------
                                                            3,689        3,961
Less accumulated depreciation and amortization ......      (2,831)      (3,153)
                                                         --------     --------
                                                         $    858     $    808
                                                         ========     ========

     Depreciation and amortization expense associated with these assets was $500,000, $2.4 million, and $6.0 million, for the fiscal years 2001, 2000, and 1999 respectively.

5. ACCRUED LIABILITIES

     Accrued liabilities consist of (in thousands):

                                                             November 30,
                                                        ----------------------
                                                          2001          2000
                                                        ----------   ---------
         Accrued compensation, severance and related
          benefits .................................     $    574     $  1,376
         Accrued legal settlement ..................            0        2,670
         Other .....................................        1,812        1,994
                                                         --------     --------
                                                         $  2,386     $  6,040
                                                         ========     ========

     Included in the long-term liabilities is $0 and $219,000 in fiscal 2001 and fiscal 2000 respectively. On November 30, 2001, the amount of $219,000, representing an accrual for severance pay was reclassed to accrued liability in the current liability section. The severance payments are being made semi-monthly over a period ending in fiscal 2002.

6. INVESTMENTS

Investment in Virage Logic

     In fiscal 1998, the Company made a private equity investment in Virage Logic Corp. ("Virage"), for an aggregate cost of $840,000. As of November 30, 1999 this investment was carried at cost in the balance

                              INGENUUS CORPORATION
sheet as the Company's ownership interest in Virage was less than 20%. Since August 2000, when Virage completed an initial public offering of its Common Stock, the equity securities are publicly traded. As of November 30, 2001, the Company sold all of the Virage Logic, Corp. shares held (525,000) for $7.0 million at a cost of $840,000, which resulted in a gain of $6.2 million.

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

7. ACQUISITIONS

Acquisition of Chip & Chip, Inc.

     In fiscal 1999, the Company purchased certain of the assets and liabilities of Chip & Chip for 2,000,000 shares of Company stock and cash of $800,000 for a total consideration of $2.6 million. Transaction costs were $25,000.

     In conjunction with the acquisition, which was accounted for as a purchase, assets acquired and liabilities assumed were as follows (in thousands):

Tangible assets acquired ..................    $   44
Acquired workforce ........................       180
Goodwill ..................................     1,639
Liabilities assumed .......................      (292)
                                               ------
   Net assets acquired ....................     1,571
   Purchased technology, expenses .........     1,034
                                               ------
      Purchase price ......................    $2,605
                                               ======

     The balance sheet, statement of operations and cash flows were consolidated from September 2, 1999. The Company recorded $1.8 million of goodwill and other intangible assets.

     On June 13, 2000, the Company entered into an Asset Purchase Agreement with the management of Chip & Chip, part of the EDA segment of the company. Chip & Chip Management purchased the assets and certain liabilities of Chip & Chip Inc. ("Chip & Chip") for $2.58 million (payable in three installments over the next two years). The proceeds are secured on 1,000,000 Ingenuus shares and fully vested options to purchase 700,000 shares held by Chip & Chip management, and 1,000,000 shares of Chip & Chip. The gain of $292,000 from the sale has been deferred and will be recognized as the payments are received.

     The first installment of the sales consideration was paid on the due date in the fourth quarter of fiscal 2000, $242,000 in cash and $633,000 by surrendering 500,000 shares of Ingenuus stock to the Company. Chip & Chip defaulted on the second payment of $850,000, due in October 2001. Subsequent to the default of payment by Chip & Chip, it was also noted that Chip & Chip was not able to raise enough

                              INGENUUS CORPORATION
capital to continue as a going-concern  and/or be able to repay the notes to the
Company.  The  second  and  third  payments  were  deemed   uncollectible,   and
written-off on November 30, 2001.

Acquisition of Verilux Design Technology, Inc.

     In fiscal 1999, the Company acquired certain assets and liabilities of Verilux for 2,127,400 shares of Company stock and cash of $872,600 for a total consideration of $2.8 million. Transaction costs were $25,000.

     In conjunction with the acquisition, which was accounted for as a purchase, assets acquired and liabilities assumed were as follows (in thousands):

Tangible assets acquired ..................     $  101
Acquired workforce ........................        106
Goodwill ..................................      1,224
Liabilities assumed .......................        (73)
                                                ------
   Net assets acquired ....................      1,358
   Purchased technology, expenses .........      1,433
                                                ------
      Purchase price ......................     $2,791
                                                ======

     The balance sheet, statement of operations and cash flows were consolidated from September 2, 1999. The Company recorded $1.3 million of goodwill and other intangible assets, which are being amortized over two to five years.

     The operations of Verilux was discontinued as of August 31, 2001.

Acquisition of Novo Systems Corporation

     In fiscal 1999, the Company purchased certain of the assets and liabilities of Novo Systems Corporation ("Novo") for 1.6 million shares of Company stock and cash of $1 million for a total consideration of $2.6 million. Transaction costs were $50,000.

     In conjunction with the acquisition, which was accounted for as a purchase, assets acquired and liabilities assumed were as follows (in thousands):

Tangible assets acquired ..................    $  2,012
Acquired workforce ........................         323
Developed technology ......................         435
Core technology ...........................         704
Franchise fee .............................          77
Liabilities assumed .......................      (1,665)
                                               --------
   Nets assets acquired ...................       1,886
   Purchased technology, expenses .........         700
                                               --------
      Purchase price ......................    $  2,586
                                               ========

     The balance sheet, statement of operations and cash flows were consolidated from October 21, 1999. The Company recorded $1.5 million of goodwill and other intangible assets, which are being amortized over two to five years.

     A total of $700,000 was expensed to the Statement of Operations as value assigned to in-process research and development projects. There was one project in process at the date of acquisition, which was 25% complete. The Company abandoned the project at the beginning of fiscal year 2001.

                              INGENUUS CORPORATION

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

Tangible assets acquired .................    $    252
Core technology ..........................       1,983
Acquired workforce .......................         331
Trade name ...............................          96
Goodwill .................................      14,571
Liabilities assumed ......................      (1,998)
                                              --------
   Net assets acquired ...................      15,235
   Purchased technology expenses .........         925
                                              --------
      Purchase price .....................    $ 16,160
                                              ========

     The balance sheet, statement of operations and cash flows were consolidated from December 3, 1999. The Company recorded $17 million of goodwill and other intangible assets, which are being amortized over two to five years.

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

     As a result of the review, the Company recorded a $571,000 impairment charge in relation to identifiable intangible assets of Novo. This charge was determined based upon specific factors supporting a decline in the value of the assets purchased, in particular, the reduction in workforce in the Japanese office, as well as the discontinuation of a development project that utilized the purchased technology, and the absence of any identified alternative future use of this technology.

                              INGENUUS CORPORATION

     Amortization expense for goodwill and intangible assets for the years ended November 30, 2001 and 2000 was approximately $3.3 million and $3.7 million, respectively. Goodwill, intangible assets and the related accumulated amortization as of November 30, 2001 and 2000 was as follows:

                                           November 30
                                     -----------------------
                                        2001         2000
                                     ----------   ----------
Intangible assets
   Core technology ...............    $  2,687     $  2,687
   Developed technology ..........         435          435
   Acquired workforce ............         655          760
   Goodwill ......................      14,570       15,794
   Other .........................         173          173
                                      --------     --------
                                        18,520       19,849
Accumulated amortization .........      (8,359)      (4,736)
Impairment .......................        (571)        (571)
                                      --------     --------
                                      $  9,590     $ 14,542
                                      ========     ========

     The $1.3 million decrease in the cost of intangible assets was due to the write-off of Verilux's acquired workforce of $100,000 and goodwill of $1.2 million.

9. DIVESTITURE OF CHIP & CHIP, INC.

     In the third quarter of fiscal 2000, the Company entered into an Asset Purchase Agreement with the management of Chip & Chip, part of the EDA segment of the Company. As a result of this Agreement, Chip & Chip management purchased the assets and certain liabilities of Chip & Chip for $2.58 million, payable in three installments over two years. The proceeds are collateralized by one million shares of Company stock and 700,000 fully vested options to purchase Company's stock held by Chip & Chip management, as well as 100% of Chip & Chip capital stock.

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

     The first installment of the sales consideration was paid on the due date in the fourth quarter of fiscal 2000, $242,000 in cash and $633,000 by surrendering 500,000 shares of Ingenuus stock to the Company. Chip & Chip defaulted on the second payment of $850,000, due in October 2001. Subsequent to the default of payment by Chip & Chip, it was also noted that Chip & Chip was not able to raise enough capital to continue as a going-concern and/or be able to repay the notes to the Company. The second and third payments were deemed uncollectible, and written-off on November 30, 2001.

                              INGENUUS CORPORATION

10. LOAN TO RELATED PARTY

     During the fourth quarter of fiscal 1999, the Company made a bridge loan to InBox. This loan was unsecured, bore no interest and was repayable on demand. The Company subsequently acquired InBox on December 3, 1999. This loan was eliminated in the acquisition of InBox.

     During fiscal 2001, the Company made loans to two employees in the amount of $40,000 and $22,000. As of January 31, 2002, one of the loans has been paid in full. The repayment date of the other loan has been extended for an additional year from the original date of repayment, in November 2001. The loan is now due in November 2002. The Company deems the loan collectible.

     Subsequent to November 30, 2001, the Company made another loan to one employee of $12,000, to be repaid in May 2002. The Company deems the loan collectible.

11. LEASE COMMITMENTS

     The Company leased its primary operating facility under a non-cancelable operating lease agreement, which expired in November 2001. Rent expense, net incurred under operating leases was approximately $516,000, $664,000, and $664,000 for the years ended November 30, 2001, 2000, and 1999, respectively.

     Future minimum lease commitments under operating leases as of November 30, 2001 are as follows (in thousands):

Year Ended November 30,
-----------------------
    2002 .....................................................    $  373
    2003 .....................................................       328
    2004 .....................................................       327
    2005 .....................................................       325
    2006 .....................................................       325
    For the years thereafter .................................     1,782
                                                                  ------
    Total minimum lease and equipment lease payments .........    $3,460

12. SEGMENT AND GEOGRAPHIC INFORMATION

     As of November 30, 2001, the Company operated as only one segment, Ingenuus. The Ingenuus segment includes the business-to-business collaborative commerce solutions related to Inbox, as well as the hardware and software maintenance services related to Novo. The EDA segment was discontinued as of August 31, 2001.

     Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue is by country, based on the location of the customer. All property and equipment, except for an immaterial amount, is based in the United States and therefore is not disclosed below. Geographic revenue is as follows (in thousands):

                                              Year Ended
                                             November 30,
                                         --------------------
                                           2001        2000
                                         --------   ---------
  United States ......................    $  777     $1,884
  Asia ...............................       889        996
  Other International ................        60         50
                                          ------     ------
  Total ..............................    $1,726     $2,930
                                          ======     ======

     For the year ended November 30, 2001, three customers accounted for approximately 19%, 15%, and 13% of revenue. For the year ended November 30, 2000, three customers accounted for approximately 24%, 10%, and 7% of revenue.

                              INGENUUS CORPORATION

13. STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Stock

     Each share of Common Stock has the right to one vote. The holders of Common Stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock at the time outstanding having priority rights as to dividends.

     At November 30, 2001, the Company had reserved shares of Common Stock for future issuance as follows (in thousands):

         Shares available for grant .........     2,834
         Stock options outstanding ..........     7,236
                                                  -----
                                                 10,070
                                                 ======

Treasury Stock

     During fiscal 1999, the Company began acquiring shares of its common stock to help the Company achieve its long-term goal of enhancing shareholder value. The Company purchased 482,000, 72,000 and 2,135,000 shares of common stock at an aggregate cost of $169,000, $465,000 and $2.0 million in the years ended November 30, 2001, 2000 and 1999 respectively. In the year ended November 30, 2000, the Company also received 500,000 shares of common stock for an aggregate value of $633,000, in connection with the sale of Chip & Chip (see note 9).

     On reissuance of treasury stock, any excess of the average acquisition cost of the shares over the proceeds from reissuance will be charged to accumulated deficit.

14. EMPLOYEE STOCK AND OTHER BENEFIT PLANS

Employee Stock Plans

     In 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"). Under this plan, 4,500,000 shares have been reserved for issuance to directors, officers, employees and consultants to the Company at prices not less than the fair market value for incentive stock options. At the 1999 Annual Stockholders Meeting, the stockholders approved a 2,000,000 increase in the number of shares reserved for issuance under the 1996 Plan. These options generally vest and become exercisable at an annual rate of 25%, and expire five to ten years from the date of grant. In March 2000, the vesting schedule was modified to allow options issued under the 1996 Plan to vest 25% in the first year, and monthly thereafter, and also provided for full vesting upon merger or sale of substantially all the assets of the Company.

     In 1997, the Board of Directors adopted the Company's 1997 Director Option Plan (the "Director Plan") and reserved 250,000 shares of common stock for grants of options to each outside director. The Director Plan provides for the automatic grant to outside directors of an option to purchase 25,000 shares of common stock at the time the director joins the board and an option to purchase 5,000 shares of common stock upon the outside director's annual reelection to the Board. At the 2001 Annual Stockholders Meeting, the stockholders approved an amendment to the Directors Plan to increase the initial option grant to outside directors to 50,000 shares of common stock at the time the director joins the board.

     In 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "2000 Plan"). Under this plan, 5,000,000 shares have been reserved for issuance to directors, officers, employees and consultants to the Company at prices not less than the fair market value for incentive stock options. These options generally expire five to ten years from the date of grant. These options generally vest and become exercisable at a rate of 25% in the first year, and monthly thereafter, and expire five to ten years from the date of grant. The 2000 Plan also provides for full vesting upon merger or sale of substantially all the assets of the Company.

                              INGENUUS CORPORATION

     A summary of activity under the 1996 Plan, the Director Plan and the 2000 Plan, is as follows (in thousands, except per share data):

                                                                   Outstanding Options
                                                               -----------------------------
                                                    Shares                       Weighted
                                                  Available       Number         Average
                                                  for Grant     of Shares     Exercise Price
                                                 -----------   -----------   ---------------
Balances November 30, 1998 ...................       1,811         2,854         $  6.01
Options reserved under the 1996 Plan .........       2,000            --         $    --
   Options granted ...........................      (6,317)        6,317         $  1.17
   Options canceled ..........................       3,878        (3,878)        $  4.67
                                                    ------        ------
Balances November 30, 1999 ...................       1,372         5,293         $  1.22
Options reserved under the 2000 Plan .........       5,000            --         $    --
   Options granted ...........................      (4,850)        4,850         $  1.35
   Options canceled. .........................       2,268        (2,268)        $  1.49
   Options exercised .........................          --        (1,161)        $  0.49
                                                    ------        ------
Balances November 30, 2000 ...................       3,790         6,714         $  1.35
   Options granted ...........................      (3,914)        3,914         $  0.11
   Options canceled. .........................       2,958        (2,958)        $  1.12
   Options exercised .........................                      (434)        $  0.18
                                                                  ------
Balances November 30, 2001 ...................       2,834         7,236         $  0.11
                                                    ======        ======

     At November 30, 2001, 2,729,000 and 105,000 shares were available for future grant under the 2000 Plan and the Director Plan, respectively.

     During fiscal 2001, 140,000 options were issued to sales representatives. These options vest on achievement of certain sales targets and expire ten years after the date of grant. Compensation expense will be recorded as these targets are met. No compensation expense has been recorded in fiscal 2001 in relation to these grants.

     During fiscal 2001, no warrants were issued.

     During fiscal 2001, 286,000 options were issued to non-employees under the 2000 Plan. The options vest over 4 years and were valued using the Black-Scholes option pricing model with the following assumptions; risk free interest rate, 3.5%, expected life of 4 years, expected volatility of 100% and no expected dividends. Compensation expense of $4,682 was calculated and has been recorded in the Statement of Operations.

     Additional information regarding options outstanding as of November 30, 2001 is as follows:

                                      Options Outstanding
                         ---------------------------------------------
                                     Weighted Ave.
                                                                            Options Exercisable
                                       Remaining          Weighted       --------------------------
        Range of                      Contractual           Ave.                     Weighted Ave.
     Exercise Prices      Number       Life (Yrs)      Exercise Price     Number     Exercise Price
------------------------ --------   ---------------   ----------------   --------   ---------------
$0.10 ..................    627            9.8            $  0.10             0         $  0.00
$0.11...................  5,665            8.4               0.11         1,990            0.11
$0.3438-$0.3750.........    825            8.8               0.37           271            0.38
$0.6562-$1.4688.........    119            9.3               0.84             0            0.00
                          -----                                           -----
                          7,236            8.6            $  0.11         2,261         $  0.14
                          =====                                           =====

                              INGENUUS CORPORATION

     The weighted average fair value of rights or options granted in fiscal 2001, 2000, and 1999 was $0.11, $1.35 and $1.17, respectively. 2,261,000,
1,046,000 and 208,000 options were exercisable at November 30, 2001, 2000, and 1999, respectively.

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

                                                  Year Ended November 30,
                                    ----------------------------------------------------
                                         2001              2000               1999
                                    --------------   ----------------   ----------------
Risk-free interest rate .........    3.0%-4.5%        5.89%-6.78%        4.47%-5.88%
Expected life ...................    5 years          5 years            5 years
Dividend yield ..................       --                --                 --
Volatility ......................      100%              100%               100%

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Ingenuus Corporation's pro forma information follows:

                                                             Year Ended November 30,
                                                  ---------------------------------------------
                                                       2001            2000            1999
                                                  -------------   -------------   -------------
Net loss attributable to common stockholders        $ (11,722)      $ (21,171)      $ (26,298)
                                                    =========       =========       =========
Net loss--SFAS 123 adjusted                         $ (11,886)      $ (23,503)      $ (27,101)
                                                    =========       =========       =========
Net loss per share--as reported (Note 2) Basic
 and diluted                                        $   (0.31)      $   (0.58)      $   (0.91)
                                                    =========       =========       =========
Net loss per share--SFAS 123 adjusted Basic
 and diluted                                        $   (0.32)      $   (0.65)      $   (0.94)
                                                    =========       =========       =========

     The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts. Additional awards in future years are anticipated.

Employee stock purchase plan

     In April 1998, the Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 500,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates once a year in the first year and approximately every six months thereafter. For fiscal 2001, the first offering period commenced in October 2000 and ended on March 31, 2001, and the second offering period commenced in April 2001 and ended on September 30, 2001.

     Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Common Stock at either the first day of each offering period or the date of purchase. In the years ended November 30, 2001, 2000 and 1999, 62,000, 145,000, and 174,000
shares had been issued under the Purchase Plan at an average price of $0.72 per share.

                              INGENUUS CORPORATION

     The estimated fair value of purchase rights under the Company's Purchase Plan is determined using the Black-Scholes pricing model with the following assumptions for the year ended November 30, 2001; risk-free interest rate--3.5%, expected average life--0.9 years, expected volatility--100% and no expected dividends. The weighted average per share fair value of purchase rights under the Purchase Plan during fiscal 2001 was $0.20.

401(k) Savings Plan

     The Company's 401(k) savings plan (the "401(k) Plan") is a defined contribution retirement plan intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code. Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries to the 401(k) Plan pursuant to the terms of the Plan. Contributions by the Company are discretionary and no contributions have been made by the Company for the years ended November 30, 2001, 2000, and 1999.

15. INCOME TAXES

     The provision for income taxes for the years ended November 30 consists of (in thousands):

                                                 2001      2000         1999
                                               --------   ------   -------------
Current:
   Federal ...................................  $  --     $ --       $  (2,100)
   State .....................................     --       --               4
   Foreign ...................................      3       --              37
                                                -----     ----       ---------
      Total current ..........................      3       --          (2,059)
                                                -----     ----       ---------
Deferred:
   Federal ...................................     --       --           1,790
   State .....................................     --       --             310
                                                -----     ----       ---------
      Total deferred .........................     --       --           2,100
                                                -----     ----       ---------
      Total provision for income taxes .......  $   3     $ --       $      41
                                                =====     ====       =========

     The provision for income taxes has been included within the loss from discontinued operations within the Statement of Operations in fiscal year 2000 and 1999.

     The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income before taxes as a result of the following (in thousands):

                                                          2001           2000           1999
                                                      ------------   ------------   ------------
Income tax benefit ..................................   $ (3,985)      $ (7,198)      $ (8,927)
In process research and development .................         --            314          1,404
Goodwill amortization ...............................      1,358          1,849             --
State income taxes, net of federal benefit ..........       (679)        (1,235)             4
Net operating losses not benefited ..................      3,395          6,448          7,328
Other ...............................................        (86)          (178)           232
                                                        --------       --------       --------
   Total provision for income taxes .................   $      3       $     --       $     41
                                                        ========       ========       ========

                              INGENUUS CORPORATION

     The deferred tax assets valuation allowance at November 30, 2001 is attributed to U.S. federal and state deferred tax assets, which result primarily from the tax effect of future reversing temporary differences and net operating loss carry-forwards. Management believes that the realization of deferred tax assets was not assured at November 30, 2001. Significant components of the Company's deferred tax assets were as follows (in thousands):

                                                              November 30,
                                                 --------------------------------------
                                                     2001          2000         1999
                                                 -----------   -----------   ----------
Deferred tax assets:
   Net operating loss ........................    $  10,208     $  10,885     $  5,525
   Expenses not currently deductible .........        1,151         3,554        2,530
   Depreciation and amortization .............        1,054         1,023           43
   Tax credit carryforwards ..................          569           915        1,831
                                                  ---------     ---------     --------
   Deferred tax assets .......................       12,982        16,377        9,929
   Less: valuation allowance .................      (12,982)      (16,377)      (9,929)
                                                  ---------     ---------     --------
   Net deferred tax assets ...................    $      --     $      --     $     --
                                                  =========     =========     ========

     At November 30, 2001, the Company had net operating loss carry-forwards available to offset future taxable income for federal and state income taxes purpose of approximately $30 million and $14 million, respectively. These carryforwards expire between 2005 through 2020 if not utilized before these dates.

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

16. (LOSS) EARNINGS PER SHARE

     In accordance with the disclosure requirements of SFAS 128, the following table sets forth a reconciliation of the numerator and denominator used to calculate basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                             Year Ended November 30,
                                                                  ----------------------------------------------
                                                                       2001            2000             1999
                                                                  -------------   --------------   -------------
Numerator:
   (Loss) from continuing operations ..........................     $ (10,493)      $  (21,702)      $  (5,072)
   (Loss) from discontinued operations ........................          (524)          (3,903)        (21,226)
   Gain (loss) on disposal of discontinued operations .........          (705)           4,434              --
                                                                    ---------       ----------       ---------
   Net loss attributable to common stockholders ...............     $ (11,722)      $  (21,171)      $ (26,298)
                                                                    =========       ==========       =========
Denominator--Basic and diluted earnings (loss) per share
 Weighted average common stock outstanding ....................        37,215           36,292          28,831
                                                                    =========       ==========       =========
Earnings (loss) per share--basic and diluted ..................
   (Loss) from continuing operations ..........................     $   (0.28)      $    (0.60)      $   (0.17)
   (Loss) from discontinued operations ........................       (  0.01)         (  0.10)        (  0.74)
   Gain (loss) on disposal of discontinued operations .........       (  0.02)            0.12              --
                                                                    ---------       ----------       ---------
   Net loss attributable to common stockholders ...............     $   (0.31)      $    (0.58)      $   (0.91)
                                                                    =========       ==========       =========

                              INGENUUS CORPORATION

                                                                Year Ended November 30,
                                                              ----------------------------
                                                                2001      2000      1999
                                                              -------   -------   --------
Antidilutive securities including options and warrants, not
 included in diluted net loss per share calculation:
Stock options .............................................    7,236     6,714     4,864
Shares subject to repurchase rights .......................       --        --       243
Stock warrants ............................................       --        27        --
                                                               -----     -----     -----
Total antidilutive securities .............................    7,236     6,741     5,107
                                                               =====     =====     =====

17. LEGAL PROCEEDINGS

Class Action Lawsuits

     The Company was the defendant in a class action lawsuit, Howard Jonas, et al. v. Aspec Technology, Inc. (Ingenuus Corporation), filed in July 1998. During fiscal 2001, the Company received an order of final judgment approving the settlement and dismissing the case with prejudice as to all defendants. Pursuant to the terms of the settlement agreement and the court's order, Aspec (now known as Ingenuus Corporation) paid $1.4 million into the settlement fund, and thereafter, issued 1.75 million shares of common stock to the plaintiff class. The settlement cost, including the stock element, using a price of $0.50 per share, the fair market value of the Company's common stock at November 30, 2000, had been accrued as of November 30, 2000.

Derivative Lawsuit

     Certain of the Company's current and former officers, directors and shareholder entities were also named as defendants in a derivative lawsuit filed in November 1998. A Memorandum of Understanding, with the objective of settling the derivative litigation, was executed by the defendants in fiscal 2001. In February 2001, at a hearing before the court, the parties advised the court that they had reached agreement on a Stipulation of Settlement. The settlement agreement, which would fully and finally settle and resolve the derivative litigation, including a dismissal of the action with prejudice as to all defendants. The agreement requires the Company to pay the derivative plaintiffs' attorneys' fees in the amount of $395,000, which was accrued as of November 30, 2000, as well as to make certain changes to the Company's audit committee charter. In March 2001, the court entered an Order approving the Stipulation of Settlement and dismissing the matter with prejudice as to all defendants.

Other Litigation

     On September 23, 1999, a lawsuit entitled Lesley Nemeth v. Aspec Technology Inc., was filed in Superior Court, County of Santa Clara No. DC 383204. Plaintiff is a former consultant to the Company who seeks in her complaint damages in the sum of $12,600 plus interest and attorneys' fees. On November 23, 1999, the court ordered the matter to binding arbitration administered by the American Arbitration Association ("AAA"). Plaintiff led her arbitration claim with the AAA on or about March 2, 2000. The court case was dismissed by the court for failure by the plaintiff to appear at an arbitration review conference. Plaintiff has filed a motion to vacate the dismissal, which motion was granted by the court following a hearing on January 23, 2001. The matter remains in private arbitration before the AAA. An arbitrator was appointed, and the arbitration was scheduled for September 8, 2000. The arbitration date was suspended by the AAA, and was rescheduled for January 28, 2002, at which time the arbitration hearing was held. On February 12, 2002, the arbitrator rendered an award denying Ms. Nemeth's claim and ordering each party to pay one half of the costs and expenses of arbitration.

NASDAQ Inquiry

     In July 2001, the Company failed to maintain NASDAQ's minimum bid price closing requirement of $1.00 and that such failure had continued beyond the ninety-day probationary period allowed under the Rules. Consequently, the Company's stock was delisted from NASDAQ on July 26, 2001.

                              INGENUUS CORPORATION

18. REPRICING OF STOCK OPTIONS

     In January 2001, the Board of Directors approved a proposition to reduce the exercise price of all employees' and consultants' stock options outstanding to $0.375 per share, the fair market value of the Company's common stock as of January 8, 2001. On September 24, 2001 the Board of Directors approved a proposition again to reduce the exercise price of all employees' and consultants' stock options outstanding to $0.11 per share, the fair market value of the Company's common stock as of September 25, 2001. As a result of such modification, all options eligible to the offer, 6,212,413, are subject to variable plan accounting until the option is exercised, cancelled or expired. Any future increase in stock market price will result in additional compensation expense.

     For the year ended November 30, 2001, the Company did not record any compensation expenses related to repricing of stock options since the stock market price was below the repriced option price.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 5, 2001, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") resigned as the Company's independent accountants. The reports of PricewaterhouseCoopers on the financial statements of the Company for each of the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports of PricewaterhouseCoopers on the financial statements of the Company for each of the past two years was qualified to express a substantial doubt about the Company's ability to continue as a going concern. The independent accountants resigned, and, accordingly, the change in independent accountants did not require approval by the Company's Audit Committee. During the Company's two most recent fiscal years and through the date of this Report, the Company has had no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers would have caused it to make reference thereto in its report on the financial statements of the Company for such years except that a disagreement arose with respect to a Fourth Quarter 2000 transaction with a customer and the recognition of revenue. After direct discussions with the customer, management concluded that the revenue related to the transaction should be deferred and PricewaterhouseCoopers agreed with management's conclusion. The Company's audit committee discussed the subject matter of this disagreement with PricewaterhouseCoopers. The Company has authorized PricewaterhouseCoopers to respond fully to the inquiries of the successor accountant concerning the subject matter of such disagreement. During the Company's two most recent fiscal years and through the date of this Report, the Company has had no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that the report from PricewaterhouseCoopers to the Company's Audit Committee for the Fiscal Year 2000 audit noted a material weakness in the internal control structure relating to the retention of documents and contract administration. On March 22nd, 2001 the Company retained Moss Adams LLP as the Company's new independent accountants. The Company requested that PricewaterhouseCoopers furnish it with a letter addressed to the Commission stating whether or not it agrees with the above statements. A copy of such letter, dated March 9, 2001, is filed as Exhibit 16.2 to the Form 8-K filed with the Commission on March 9, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers and Directors--See the section entitled "Executive Officers and Directors" in Part I, Item 1 hereof.

     (b) Section 16(a) Beneficial Ownership Reporting Compliance--based solely on the Company's review of filings made under Section 16(a) of the Securities Exchange Act of 1934 received by the Company, or written representations from certain reporting persons, the Company believes that all Section 16(a) filings for fiscal 2001 were made in a timely fashion.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Of Executive Officers

     The following table sets forth all compensation received for services rendered to the Company and the Company's subsidiaries in all capacities during the last three fiscal years by (i) the Company's Chief Executive Officer and
(ii) the Company's four other most highly compensated executive officers who were serving in that capacity during fiscal 2001. These individuals are herein after referred to as the "Named Executive Officers."

                           Summary Compensation Table

                                                                                                  Long Term
                                                      Annual Compensation(1)                     Compensation
                                      -------------------------------------------------------   -------------
                                       Fiscal                                  Other Annual         Awards
Name and Principal Position             Year      Salary(2)     Bonus(3)     Compensation(4)      Options(5)
------------------------------------- --------   -----------   ----------   -----------------   -------------
Michael J. Carroll(7) ...............  2001       $270,700          --             --               350,000
 Chairman and Chief Executive          2000        256,192      $44,739            --               150,000
 Officer                               1999         21,795          --             --             1,000,000

Conrad J. Dell'Oca(6) ...............  2001       $268,344          --             --                   --
 Former Chairman, Chief Executive      2000        238,365      $28,550            --               100,000
 Officer and President                 1999        232,095       14,971            --               100,000

Douglas E. Klint(8) .................  2001       $215,700          --             --                50,000
 Vice President, Secretary and         2000        203,850      $13,165            --                25,000
 General Counsel and Former            1999        196,878       12,594            --               155,000
 Interim President and
 Chief Financial Officer

John R. Walsh(9) ....................  2001       $179,453          --             --
 Vice President, Sales and former      2000        149,684      $11,811            --               193,500
 Vice President, Operations            1999         18,827          --             --                56,500

Christopher S. Williams(10) .........  2001       $161,277          --             --               250,000
 Chief Technical Officer               2000        116,913      $ 7,294            --               250,000

------------
     (1) Excludes perquisites and other personal benefits which for each Named Executive Officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for such officer.
     (2)  Includes deferred salary under the Company's 401(k) Plan.
     (3) Includes bonus awards earned for performance in the fiscal year noted even though such amounts are payable in subsequent years. Excludes bonus awards paid in the fiscal year noted but earned in prior years.
     (4) Represents incentive payments based on the Company's Management Incentive Compensation Plan. Includes incentive payments earned in the fiscal year indicated even if such bonuses were paid in a subsequent fiscal year.
     (5)  Options granted in fiscal 2001.
     (6) Dr. Dell'Oca resigned as President and CEO in January 1999 and as Chairman in June 2001.
     (7) Mr. Carroll joined the Company in October 1999 and was appointed Chairman in June 2001.

     (8)  Mr. Klint joined the Company in August 1998.
     (9)  Mr. Walsh joined the Company in October 1999.
     (10) Mr. Williams joined the Company in February 2000.

Option Grants In Fiscal Year 2001

     The following table sets forth certain information concerning grants of stock options to each of the Named Executive Officers during the fiscal year ended November 30, 2001.

                                                     Individual Grants(1)
                                  ----------------------------------------------------------
                                                                                                      Potential
                                                                                                  Realizable Value
                                                                                                 at Annual Rates of
                                                  % of Total        Exercise                         Stock Price
                                               Options Granted      or Base                       Appreciation for
                                                                                                   Option Term(2)
                                   Options     to Employees in     Price Per     Expiration    -----------------------
Name                               Granted       Fiscal Year         Share          Date           5%           10%
--------------------------------- ---------   -----------------   -----------   ------------   ----------   ----------
Michael J. Carroll ..............  350,000           12.2%          $ 0.11       1/17/2011      $27,212      $61,359
Conrad J. Dell'Oca ..............        0                              --             --
Douglas E. Klint ................   50,000            1.7%          $ 0.11       1/17/2011      $ 3,458      $ 8,765
John R. Walsh ...................        0                              --             --
Christopher S. Williams .........  250,000            8.7%          $ 0.11       1/17/2011      $17,295      $43,828

------------
(1) Each of these options was granted pursuant to the Company's 1996 Stock Plan and is subject to the terms of such plan. These options were granted at an exercise price equal to the fair market value of the Company's Common Stock as determined by the Board of Directors of the Company on the date of grant and, as long as the optionee maintains continuous employment with the Company, vest over a four year period at the rate of one-fourth of the shares on the first anniversary of the date of grant and 1|M/48th of the remaining shares per month thereafter.
(2) In accordance with the rules of the Securities and Exchange Commission (the "Commission"), shown are the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option term. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Commission and do not represent the Company's estimate or projection of future increases in the price of its Common Stock.

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information concerning options exercised by the Named Executive Officers during fiscal year ended November 30, 2001, and exercisable and unexercisable stock options held by each of the Named Executive Officers as of November 30, 2001.

                                                                             Fiscal Year-End Option Values
                                                            ----------------------------------------------------------------
                                    Shares                                                         Value of Unexercised
                                   Acquired                      Number of Unexercised           In-the-Money Options at
                                                              Options at Fiscal Year End            Fiscal Year End(1)
                                      on          Value     -------------------------------   ------------------------------
Name                               Exercise     Realized     Exercisable     Unexercisable     Exercisable     Unexercisable
--------------------------------- ----------   ----------   -------------   ---------------   -------------   --------------
Michael J. Carroll ..............     0            $0          573,957          926,043             $0              $0
Conrad J. Dell'Oca ..............     0             0          135,411           64,589              0               0
Douglas E. Klint ................     0             0          104,352          113,648              0               0
John R. Walsh ...................     0             0           97,958          152,042              0               0
Christopher S. Williams .........     0             0           95,436          404,564              0               0

------------
(1)  The value of an "in the money" of option represents the difference  between the  exercise  price  of such  option  and the  fair  market  value  of the
     Company's Common Stock at November 30, 2001, multiplied by the total number of shares subject to the option.

Compensation Of Directors

     Employee directors are not compensated for their services as directors. Outside directors receive $10,000 per year for serving on the Board of Directors, $1,000 for attendance at each Board meeting and $2,000 per year for serving as a member of the Audit or Compensation Committees. Outside directors are reimbursed for all reasonable expenses incurred by them in attending Board and Committee meetings. In addition, each outside director is eligible to participate in the Company's 1997 Director Stock Option Plan (the "Director Plan"). Under the Director Plan each outside director, at present, is automatically granted a nonstatutory option to purchase 50,000 shares of Common Stock upon the date such person first becomes an outside director. In addition, each director who has been an outside director for at least six months will automatically receive a nonstatutory option to purchase 5,000 shares of Common Stock upon such director's annual reelection to the Board by the stockholders. Options granted under the Director Plan have a term of ten years unless terminated sooner upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan. The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Options granted under the Director Plan are subject to cumulative yearly vesting over a four year period commencing at the date of grant.

     Messrs. Bell and Wilson each received stock options under the Director Plan to purchase 25,000 shares upon the dates when they first became an outside director. Mr. Bell was granted an additional 5,000 shares on October 21, 1999, the date of the Company's 1999 Annual Meeting of Stockholders and also on April 25, 2000, the date of the Company's 2000 Annual Meeting of Stockholders. Messrs. Bell and Wilson were granted stock options for an additional 25,000 shares on January 18, 2001 and for an additional 5,000 shares on May 16, 2001, the date of the Company's 2001 Annual Meeting of Stockholders. Mr. Recine received stock options under the Director Plan to purchase 50,000 shares upon the date he first became an outside director.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors during fiscal year 2001 consisted of Messrs. Bell, Wilson and Recine. None of such individuals has been or is an officer or an employee of the Company. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of November 30, 2001, the following persons were known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock. Shares of Common Stock that a person has the right to acquire within sixty days of January 31, 2002 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

                                           Beneficial Ownership
                                     --------------------------------
Name                                  Number of Shares     Percent(1)
----------------------------------   ------------------   -----------
Conrad J. Dell'Oca(2) ............       2,766,604            7.14%
 7455 Longard Road
 Livermore, CA 94550

Summit Partners, L.P.(3) .........       2,601,008            6.73%
 499 Hamilton Avenue, Suite 200
 Palo Alto, California 94301

Yen Chang ........................       2,129,070            5.50%
 7455 Longard Road
 Livermore, CA 94550

------------
(1) Applicable percentage is based on 38,623,062 shares of Common Stock outstanding as of January 31, 2002.

(2) Includes stock options for 141,300 shares that are vested or that will vest within sixty days of January 31, 2002.
(3) Includes 2,601,008 shares held with shared dispositive and voting power by Summit Venture IV, L.P. ("Summit IV"), Summit Investors III, L.P. ("Summit Investors III"), L.P., Stamps, Woodsum & Co. IV and Messrs. E, Roe Stamps, IV, Stephen G. Woodsum, Gregory M. Avis, Martin J. Mannion, Bruce R. Evans, Thomas S. Roberts, Walter G. Kortschak, Joseph F. Trustey, Kevin P. Mohan and Peter Y. Chung. Summit Partners IV, L.P. is the sole general partner of Summit IV. L.P. Stamps, Woodsum & Co. IV is the sole general partner of Summit Partners IV, L.P. Messrs. Stamps, Woodsum, Avis, Mannion, Evans, Roberts, Kortschak, Trustey, Mohan and Chung are individual general partners of Stamps, Woodsum & Co. IV and Summit Invest Investors III.

Security Ownership Of Management

     The following table sets forth the beneficial ownership of the Company's Common Stock as of November 30, 2001 (i) by each director of the Company, (ii) by the Company's Named Executive Officers during fiscal 2001, and (iii) by all current directors and executive officers as a group. Shares of Common Stock that a person has the right to acquire within sixty days of January 31, 2002 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

                                                                             Beneficial Ownership
                                                                        -------------------------------
Name                                                                     Number of Shares      Percent
----                                                                     ----------------      -------
Conrad J. Dell'Oca(1) ...............................................        2,766,604           7.14%
Michael J. Carroll(2) ...............................................          841,875           2.14%
John R. Walsh(3) ....................................................          544,971           1.42%
Christopher S. Williams(4) ..........................................          223,531              *
Douglas E. Klint(5) .................................................          184,271              *
Ronald K. Bell(6) ...................................................           16,250              *
Al Wilson(7) ........................................................            6,250              *
Tom Recine ..........................................................            1,000              *
All directors and executive officers as a group (8 persons) .........        4,584,752          11.44%

------------
* Less than 1%

(1) Includes stock options for 141,300 shares that are vested or that will vest within sixty days of January 31, 2002.
(2) Includes stock options for 771,875 shares that are vested or that will vest within sixty days of January 31, 2002.
(3) Includes stock options for 129,292 shares that are vested or that will vest within sixty days of January 31, 2002.
(4) Includes stock options for 197,931 shares that are vested or that will vest within sixty days of January 31, 2002.
(5) Includes stock options for 184,271 shares that are vested or that will vest within sixty days of January 31, 2002.
(6) Includes stock options for 16,250 shares that are vested or that will vest within sixty days of January 31, 2002.
(7) Includes stock options for 6,250 shares that are vested or that will vest within sixty days of January 31, 2002.

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

1. FINANCIAL STATEMENTS

     The following consolidated financial statements of Ingenuus Corporation are contained in Part II, Item 8 of this Report on Form 10-K:

     Report of Independent Accountants
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Stockholders' Equity
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULE

     Schedule II--Valuation and Qualifying Accounts and Reserves

     *    Allowance for Doubtful Accounts

     *    Valuation Allowance for Deferred Tax Assets

     All other schedules for which provision is made in the Applicable Accounting Regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                     Balance      Additions
                                        At        Charged to
                                    Beginning     Costs and                     Balance At
Description                         of Period      Expenses     Deductions     End of Period
--------------------------------   -----------   -----------   ------------   --------------
Allowance for Doubtful Accounts
 November 30, 1999 .............     $ 1,271           817         (859)          $ 1,229
 November 30, 2000 .............     $ 1,229          (563)        (130)          $   536
 November 30, 2001 .............     $   536             0         (320)          $   216

Valuation Allowance for Deferred
 Tax Assets
 November 30, 1999 .............     $ 2,601         7,328           --           $ 9,929
 November 30, 2000 .............     $ 9,929         6,448           --           $16,377
 November 30, 2001 .............     $16,377      $ (3,395)          --           $12,982

3. REPORTS ON FORM 8-K

     On March 5, 2001, the Registrant  filed a report on Form 8-K announcing the
resignation   of   PricewaterhouseCoopers   as  the   Registrant's   independent
accountants.

     On March 16, 2001, the Registrant filed a report on Form 8-K announcing the engagement of Moss Adams LLP as its independent accountant.

EXHIBITS

    Exhibit
     Number                        Description of Document
     ------                        -----------------------
    3.1(1)            Restated Certificate of Incorporation of Registrant.

    3.3(1)            Bylaws of Registrant.

    4.2(1)            Form of Common Stock Certificate.

   10.1(1)            Form of Indemnification Agreement.

   10.2(3)            1996 Stock Plan, as amended, and Form of Stock Option Agreement.

   10.3(1)(3)         1997 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

   10.4(1)(3)         1997 Director Stock Option Plan and form of Director Option Agreement.

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

   10.8(3)            2000 Stock Plan, as amended, and Form of Stock Option Agreement.

   21.1(2)            Subsidiaries of the Registrant.

   23.1               Consent of Independent Accountants.

   23.2               Consent of Independent Accountants.

   24.1               Power of Attorney (see page 53).

------------
(1) Incorporated by reference to an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 333-22913) which became effective with the Securities and Exchange Commission on April 27, 1998.
(2) Incorporated by reference to an exhibit filed with the Company's Form 10-K filed with the Securities and Exchange Commission for fiscal year 1999.
(3) Incorporated by reference to an exhibit filed with the Company's Form 10-K filed with the Securities and Exchange commission for fiscal year 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Clara, State of California, on the 28th day of February, 2002.

                                        INGENUUS CORPORATION


                                        By:        /s/ DOUGLAS E. KLINT
                                           -------------------------------------
                                                     Douglas E. Klint
                                              Vice President, Secretary, and
                                                     General Counsel

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Douglas Klint, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 28, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

          Signature                                    Title
          ---------                                    -----

   /s/ MICHAEL J. CARROLL     President and Chief Executive Officer and Director
---------------------------     (Principal Executive Officer)
   (Michael J. Carroll)

   /s/ DOUGLAS E. KLINT       Vice President, Secretary, and General Counsel
---------------------------
    (Douglas E. Klint)

      /s/ RANDY SINGH         Corporate Controller and Chief Financial Officer
---------------------------
       (Randy Singh)

     /s/ RONALD K. BELL       Director
---------------------------
     (Ronald K. Bell)

  /s/ CONRAD J. DELL'OCA      Director
---------------------------
   (Conrad J. Dell'Oca)

      /s/ TOM RECINE          Director
---------------------------
      (Tom Recine)

       /s/ AL WILSON          Director
---------------------------
       (Al Wilson)

                                  EXHIBIT INDEX

      Exhibit
       Number                     Description of Document
       ------                     -----------------------

    3.1(1)            Restated Certificate of Incorporation of Registrant.

    3.3(1)            Bylaws of Registrant.

    4.2(1)            Form of Common Stock Certificate.

   10.1(1)            Form of Indemnification Agreement.

   10.2(3)            1996 Stock Plan, as amended, and Form of Stock Option Agreement.

   10.3(1)(3)         1997 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

   10.4(1)(3)         1997 Director Stock Option Plan and form of Director Option Agreement.

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

   10.8(3)            2000 Stock Plan, as amended, and Form of Stock Option Agreement.

   21.1(2)            Subsidiaries of the Registrant.

   23.1               Consent of Independent Accountants.

   23.2               Consent of Independent Accountants.

   24.1               Power of Attorney (see page 53).

------------
(1) Incorporated by reference to an exhibit of the same number filed with the Company's Registration Statement on Form S-1 (File No. 333-22913) which became effective with the Securities and Exchange Commission on April 27, 1998.
(2) Incorporated by reference to an exhibit of the same number with the Company's Form 10-K filed with the Securities and Exchange Commission for fiscal year 1999.
(3) Incorporated by reference to an exhibit filed with the Company's Form 10-K filed with the Securities and Exchange commission for fiscal year 2000.