Form 10-Q
period 2002-02-28
INGENUUS CORP
filed 2002-04-15
CIK 1031911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly  report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the Quarterly Period Ended February 28, 2002

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

       For the transition period from ______________ to ________________.


                        Commission File Number: 000-22565


                             INGENUUS CORPORATION
             (Exact name of registrant as specified in its charter)

                                    Delaware
                        (State or other jurisdiction of
                        incorporation or organization)


                       7455 Longard Road, Livermore, CA
                    (Address of principal executive offices)
                                   77-0298386
                                (I.R.S. Employer
                             Identification Number)


                                      94550
                                   (Zip Code)

      Registrant's telephone number, including area code: (925) 605-2600

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No [ ]

     The number of shares of the Registrant's Common Stock outstanding as of February 28, 2002, was 38,623,062.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INGENUUS CORPORATION

                                    FORM 10-Q
                    FOR THE QUARTER ENDED FEBRUARY 28, 2002


                                TABLE OF CONTENTS



                                                                                              Page
                                                                                             -----
                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

   a) Condensed Consolidated Statements of Operations for the three-months ended
      February 28, 2002 and 2001 .........................................................     1

   b) Condensed Consolidated Balance Sheets at February 28, 2002 and November 30, 2001         2

   c) Condensed Consolidated Statements of Cash Flows for the three-months ended
      February 28, 2002 and 2001 .........................................................     3

   d) Notes to Condensed Consolidated Financial Statements ...............................     4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
 of Operations ...........................................................................     9

Item 3. Quantitative and Qualitative Disclosure About Market Risk ........................    18

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................................    18

Item 6. Exhibits and Reports on Form 8-K .................................................    19

SIGNATURES ...............................................................................    19

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                              INGENUUS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                   (Unaudited)


                                                                      Quarter ended February 28,
                                                                     -----------------------------
                                                                          2002            2001
                                                                     -------------   -------------
Revenue ..........................................................     $     206       $     446
Cost of revenue ..................................................           411             737
                                                                       ---------       ---------
Gross profit (loss) ..............................................          (205)           (291)
                                                                       ---------       ---------
Operating expenses:
Research and development .........................................           477             783
Sales and marketing ..............................................           794             924
General and administrative .......................................           637           1,234
Amortization of goodwill and other intangible assets .............           768             834
                                                                       ---------       ---------
   Total operating expenses ......................................         2,676           3,775
                                                                       ---------       ---------
(Loss) from operations ...........................................        (2,881)         (4,066)
Gain (loss) on sale of investment ................................           --            2,380
Interest and other, net ..........................................           131              89
                                                                       ---------       ---------
(Loss) from continuing operations ................................        (2,750)         (1,597)
Income(Loss) from discontinued operations ........................           --               17
                                                                       ---------       ---------
Income (loss) before income taxes ................................        (2,750)         (1,580)
Income tax provision .............................................           --              --
                                                                       ---------       ---------
Net income (loss) ................................................        (2,750)         (1,580)
                                                                       ---------       ---------
Net (loss) attributable to common stockholders ...................     $  (2,750)      $  (1,580)
                                                                       =========       =========
EARNINGS (LOSS) PER SHARE--BASIC AND DILUTED
Continuing operations ............................................     $   (0.07)      $   (0.04)
Discontinued operations ..........................................           --              --
Net (loss) per share attributable to common stockholders .........     $   (0.07)      $   (0.04)
Shares used in basic and diluted per share calculation ...........        38,623          36,803

The accompanying notes are an integral part of these consolidated financial statements

                              INGENUUS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)




                                                           February 28,     November 30,
                                                               2002             2001
                                                          --------------   -------------
                                                            (Unaudited)
                                           ASSETS
Current assets:
 Cash and cash equivalents ............................     $   3,672        $   5,496
 Accounts receivable, (net of allowance) ..............           211              549
 Income taxes receivable ..............................           --               609
 Loan to related party ................................            52               62
 Prepaid expenses and other current assets ............           182              245
                                                            ---------        ---------
   Total current assets ...............................         4,117            6,961
Property and equipment, net ...........................         1,063              858
Goodwill and other intangible assets ..................         8,654            9,590
Restricted cash .......................................           125              125
Investments and other assets ..........................           115              114
                                                            ---------        ---------
   Total assets .......................................     $  14,074        $  17,648
                                                            =========        =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable .....................................     $     768        $     865
 Accrued liabilities ..................................         1,973            2,386
 Deferred revenue .....................................           225              539
                                                            ---------        ---------
   Total current liabilities ..........................         2,966            3,790
                                                            ---------        ---------
   Total liabilities ..................................         2,966            3,790
                                                            ---------        ---------
Commitments and contingencies (Notes 11 and 12)
Stockholders' equity:
 Common stock .........................................       103,472          103,472
 Treasury stock .......................................        (3,254)          (3,254)
 Accumulated deficit ..................................       (89,110)         (86,360)
                                                            ---------        ---------
   Total stockholders' equity .........................        11,108           13,858
                                                            ---------        ---------
   Total liabilities and stockholders' equity .........     $  14,074        $  17,648
                                                            =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                              INGENUUS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                         Quarter Ended
                                                                                -------------------------------
                                                                                         February 28,
                                                                                -------------------------------
                                                                                      2002             2001
                                                                                      ----             ----
Cash flows from operating activities:
Net loss ....................................................................      $ (2,750)        $  (1,580)
Adjustments to reconcile net loss to net cash provided by (used for)
 operating activities:
   Realized gain on sale of Virage Logic shares .............................           --             (2,380)
   Write-off of fixed assets ................................................            24               --
   Depreciation and amortization ............................................         1,003             1,237
   Gain (Loss) on sale of fixed assets ......................................           --                  2
   Gain (Loss) on disposal of fixed assets ..................................             5               --
   Changes in assets and liabilities, net of assets and liabilities acquired
    /disposed of:
    Accounts receivable .....................................................           188               (43)
    Income tax receivable ...................................................           609               --
    Loan to related party ...................................................            10               --
    Prepaid expenses and other current assets ...............................            63               (17)
    Other assets ............................................................            (1)              --
    Accounts payable ........................................................           (97)             (415)
    Accrued liabilities .....................................................          (413)           (1,736)
    Deferred revenue ........................................................          (164)              (39)
                                                                                   ----------       ---------
      Net cash used for operating activities ................................        (1,523)           (4,971)
                                                                                   ----------       ---------
Cash flows from investing activities:
 Purchases of property and equipment ........................................          (301)              --
 Proceeds from Sales of available-for-sale securities .......................           --              2,700
                                                                                   ----------       ---------
      Net cash provided by (used for) investing activities ..................          (301)            2,700
                                                                                   ----------       ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock, net ................................           --                  2
                                                                                   ----------       ---------
      Net cash provided by (used for) financing activities ..................           --                  2
                                                                                   ----------       ---------
 Net proceeds from the sale of discontinued operations ......................           --              1,000
 Effective exchange rate changes on cash and cash equivalents ...............           --                (25)
Net (decrease) increase in cash and cash equivalents ........................        (1,824)           (1,294)
Cash and cash equivalents, beginning of period ..............................         5,496             8,789
                                                                                   ----------       ---------
Cash and cash equivalents, end of period ....................................      $  3,672         $   7,495
                                                                                   ==========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                              INGENUUS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

     The accompanying consolidated financial statements have been prepared assuming that Ingenuus Corporation will continue as a going concern. The Company has suffered recurring losses from operations and has an accumulated deficit of $89.1 million. In the first quarter of fiscal 2000, the Company purchased Inbox Software, Inc, and this acquisition has yet to generate significant revenues. The Company's continued existence depends on its ability to achieve profitable operations. If this does not happen, the Company will need to raise additional capital to fund its operations. There is substantial doubt that either the Company will achieve profitability, or that it will be successful in raising additional funding if profitability is not achieved. Since current revenue projections were not met, the Company, further reduced its headcount and operating expenses. Based on the latest reduction in headcount and operating expenses, Management believes that with the projected revenues and reduction in expenses, the Company expects to be able to fund its operations in fiscal 2002. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

     Certain reclassifications have been made to 2001 amounts to conform with the 2002 presentation. These reclassifications had no effect on net loss.

2. Discontinued Operations

     In February 2000, the Company entered into an asset purchase agreement with DII Semiconductor, Inc. ("DII"), whereby the SIP Business would be sold, subject to Board approval. The agreement was ratified in March 2000.

     On April 6, 2000, the Company sold the SIP Business to DII for $11.3 million ($5.5 million in cash and approximately $1 million due quarterly through October 2001). As a result, the operations of the SIP Business have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes.

     At November 30, 2001, the $11.3 million for the sale of the SIP business had been collected in full.

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

     Revenues for the EDA Business were $0 for the quarter ended February 28, 2002 and $261,000 for the quarter ended February 28, 2001.

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

4. Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 and as amended by SFAS 138 "Accounting for Certain Derivative Instruments and

                              INGENUUS CORPORATION

Hedging Activities, and amendment to SFAS 133," requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of the fiscal year beginning after June 15, 2000. The adoption of SFAS 133 and SFAS 137 did not have a material effect on the Company's financial position or results of operations.

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

     In July 2001, the FASB issued two Statements, Statement No. 141, Business Combinations (SFAS No. 141), and Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with a fiscal year beginning after March 15, 2001. The Company did not early adopt SFAS 142. Companies with fiscal year ending after December 15, 2001 are required to adopt SFAS 142. Companies with fiscal year ending after March 15, 2001 can early adopt SFAS 142. The Company will adopt SFAS 142 in fiscal year 2003, beginning December 1, 2002. The Company has not yet evaluated the effects of these changes on its consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. FAS 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets and replaces FAS 121 while retaining the substantive aspects, and amends certain accounting and reporting provisions of APB Opinion No.30 and ARB No.51.The new rule removes goodwill from its scope and, therefore, eliminates the requirement of FAS 121 to allocate goodwill to long-lived assets to be tested for impairment. It also establishes guidance and criteria beyond that previously specified in Statement 121, including guidance on reporting discontinued operations. The Company did not early adopt SFAS 144. Companies with fiscal year ending after December 15, 2001 are required to adopt SFAS 144. The Company will adopt SFAS 144 in fiscal year 2003, beginning December 1, 2002. The Company will apply the new rule on accounting for long-lived assets beginning in the first quarter of 2003 and has not yet determined the extent of such effects on the Company's financial statements.


5. Comprehensive Income (Loss)

     The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their components in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings in the equity section of a statement of financial position.

                              INGENUUS CORPORATION

     The Company's total comprehensive income (loss) was as follows (in thousands):

                                                           QUARTER ENDED
                                                           FEBRUARY 28,
                                                     -------------------------
                                                         2002          2001
                                                         ----          ----

    Net Loss .....................................      (2,750)       (1,580)
    Other comprehensive income:
    Realized gain--previously recognized .........         --         (1,942)
    Unrealized holding gain on available--for sale
     marketable securities .......................         --          1,238
                                                        ------        ------
    Comprehensive Income/(Loss) ..................      (2,750)       (2,284)
                                                        ======        ======

6. Investments

Investment in Virage Logic

     In fiscal 1998, the Company made a private equity investment in Virage Logic Corp. ("Virage"), for an aggregate cost of $840,000. As of November 30, 1999, this investment was carried at cost in the balance sheet as the Company's ownership interest in Virage was less than 20%. Since August 2000, when Virage completed an initial public offering of its Common Stock, the equity securities are publicly traded. As of November 30, 2001, the Company sold all of the Virage Logic, Corp. shares held (525,000) for $7.0 million at a cost of $840,000, which resulted in a gain of $6.2 million. $2.4 million of this gain was included in income from operations for the quarter ended February 28, 2001.

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

7. Sale of Chip & Chip, Inc.

     On June 13, 2000, the Company entered into an Asset Purchase Agreement with the management of Chip & Chip Inc., ("Chip & Chip"), part of the EDA segment of the company. Chip & Chip Management purchased the assets and certain liabilities of Chip & Chip for $2.58 million (payable in three installments over the next two years). The proceeds are secured on 1,000,000 Ingenuus shares and fully vested options to purchase 700,000 shares held by Chip & Chip management, and 1,000,000 shares of Chip & Chip. The gain of $292,000 from the sale has been deferred and will be recognized as the payments are received.

     The first installment of the sales consideration was paid on the due date in the fourth quarter of fiscal 2000, $242,000 in cash and $633,000 by surrendering 500,000 shares of Ingenuus stock to the Company. Chip & Chip defaulted on the second payment of $850,000 due in October 2001. Subsequent to the default of payment by Chip & Chip, it was also noted that Chip & Chip was not able to raise enough capital to continue as a going-concern and/or be able to repay the notes to the Company. The second and third payments were deemed uncollectible and were written-off on November 30, 2001.

                              INGENUUS CORPORATION

8. Segment and Geographic Information

     As of November 30, 2001, the Company operated as only one segment, Ingenuus. The Ingenuus segment includes the business-to-business collaborative commerce solutions related to Inbox, as well as the hardware and software maintenance services related to Novo. The EDA segment was discontinued as of August 31, 2001.

     Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue is by country, based on the location of the customer. All property and equipment, except for an immaterial amount, is based in the United States and therefore is not disclosed below. Geographic revenue for each of the three-month period ended February 28, 2002 and February 28, 2001 is as follows (in thousands):

                                             QUARTER ENDED
                                     ------------------------------
                                      FEBRUARY 28,     FEBRUARY 28,
                                          2002             2001
                                          ----             ----

       United States ...............      $ 74             $172
       Asia ........................       132              259
       Other International .........        --               15
                                          ----             ----
          Total ....................      $206             $446
                                          ====             ====

     Major Customers and International Sales --For the quarter ended February 28, 2002, four customers accounted for 22%, 18%, 12% and 11% for a total 63% of revenue. For the quarter ended February 28, 2001, four customers accounted for 24%, 19%, 16%, and 8% for a total of 67% of revenue.

9. Stock Repurchase Program

     In March 2001, the Company approved a stock repurchase program in which up to $1,500,000 of its Common Stock may be purchased by the Company in the open market from time to time, depending upon market conditions, share price and other factors. As of November 30, 2001, Ingenuus had repurchased 482,200 shares of Common Stock under this program at a total cost of $169,200. There were no repurchases of Common Stock in the quarter ended February 28, 2002.

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

     For the quarter ending February 28, 2002 and February 28, 2001, the Company did not record any compensation expenses related to repricing of stock options since the stock market price was at or below the repriced option price.

                              INGENUUS CORPORATION

11. Other Significant Events

     In December 2001, the Company relocated its corporate headquarters from Sunnyvale, California to 7455 Longard Road, Livermore, California, pursuant to a new lease that expires in November 2011. We incurred approximately $900,000 in capital expenditures related to the interior improvements of our Livermore facility, and approximately $100,000 in moving and other expenses. The lease payments for the new facility are as follows:

   Year ended November 30,
   -----------------------
          2002 ...............................................    $  270
          2003 ...............................................       282
          2004 ...............................................       294
          2005 ...............................................       305
          2006 ...............................................       317
          For the years thereafter ...........................     1,782
                                                                  ------
          Total minimum lease for Livermore office ...........    $3,250


12. Contingencies

Other Litigation

     On September 23, 1999, a lawsuit entitled Lesley Nemeth v. Aspec Technology Inc., was filed in Superior Court, County of Santa Clara No. DC 383204. Plaintiff is a former consultant to the Company who seeks in her complaint damages in the sum of $12,600 plus interest and attorneys' fees. On November 23, 1999, the court ordered the matter to binding arbitration administered by the American Arbitration Association ("AAA"). Plaintiff led her arbitration claim with the AAA on or about March 2, 2000. An arbitrator was appointed, and the arbitration was scheduled for September 8, 2000. The court case was dismissed by the court for failure by the plaintiff to appear at an arbitration review conference. Plaintiff has filed a motion to vacate the dismissal, which motion was granted by the court following a hearing on January 23, 2001. The matter remains in private arbitration before the AAA. The arbitration date was rescheduled for January 28, 2002, at which time the arbitration hearing was held. On February 12, 2002, the arbitrator rendered an award denying Ms. Nemeth's claim, and ordering each party to pay one half of the costs and expenses of arbitration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     This section--Management's Discussion and Analysis of Financial Condition and Results of Operations--contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and include various risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below and under "Other Factors Affecting Future Operating Results." These forward-looking statements speak only as of the date hereof and are expressly qualified in their entirety by those factors and all related cautionary language. The company is under no obligation (and hereby expressly disclaims any obligation) to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     In September 1999, the Company purchased Verilux Design Technology, Inc. ("Verilux") and Chip & Chip, Inc. ("Chip & Chip"), two start-up companies developing Electronic Design Automation ("EDA") tools for the semiconductor industry. On June 13, 2000, the Company entered into an agreement to sell the Chip & Chip business to the management of Chip & Chip, for a price of $2.58 million, payable in three installments over two years. The first installment of the sales consideration was paid on the due date in the fourth quarter of fiscal 2000, $242,000 in cash and $633,000 by surrendering 500,000 shares of Ingenuus stock to the Company. The two remaining payments, due in October 2001 and July 2002, were written off in November 2001 because they were deemed uncollectible. Verilux was discontinued on August 31, 2001.

     In October 1999, the Company also purchased Novo Systems Corporation ("Novo"), a company providing maintenance services to the semiconductor industry and also engaged in the development of EDA tools.

     In December 1999, the Company purchased Inbox Software, Inc., a company providing business-to-business collaborative commerce software solutions for manufacturers.

     As of February 28, 2002, the Company operated as only one segment, Ingenuus. The Ingenuus segment includes the business-to-business collaborative commerce solutions related to Inbox, hardware and services related to Novo, and maintenance services related to Novo and Inbox. The EDA segment was discontinued as of August 31, 2001.

Consulting Services

     While the Ingenuus product and maintenance revenue is expected to be our main revenue source in 2002, we also expect to derive revenue from delivery of professional services.

     Costs for these professional consulting services are fixed.

Maintenance Services

     We offer standard support services, which include product updates, telephone and Internet support. Custom support services are also available, including standard support services plus technical management, application and educational services.

Critical Accounting Policies

     In the ordinary course of business, the company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Although historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements, future actual results may vary significantly. Estimates and assumptions include, but are not limited to, customer receivables, fixed asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:


   * The intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards; and

   * We record an allowance for credit losses based on estimates of customers' ability to pay. If the financial condition of our customers were to deteriorate, additional allowances may be required.

   * We will adopt SFAS 142, Goodwill and Other Intangible Assets, in fiscal year 2003, beginning December 1, 2002. We have not yet evaluated the effects of these changes.

     These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

Results of Continuing Operations

     As of November 2001, the Company operated as only one segment, Ingenuus. The Ingenuus segment includes the business-to-business collaborative commerce solutions related to Inbox, hardware and services related to Novo, and maintenance services related to Novo and Inbox. The EDA segment was discontinued as of August 31, 2001. Ingenuus segment's activities for the quarter ended February 28, 2002, excluding amortization of goodwill, involved primarily activities surrounding product revenues from the Inbox business, system maintenance revenue from the Novo business, research and development expenditures, sales and marketing and general administrative expenses.

     The EDA segment,  which included the development and sale of software tools
for  Electronic  Design   Automation,   related  to  Verilux  Design  Technology
(Verilux), was discontinued as of August 31, 2001.

Results of Operations

     The following tables set forth selected statements of operations data expressed both in dollars (in thousands) and as a percentage of revenue for the three-month period ending February 28, 2002 compared to the three-month period ending February 28, 2001:

                              INGENUUS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)
                                   (Unaudited)




                                                                 First Quarter Ended February 28,
                                                                 --------------------------------
                                                                       2002            2001
                                                                       ----            ----
                                                                     Ingenuus        Ingenuus
                                                                     --------        --------
CONSOLIDATED STATEMENT OF INCOME DATA:
 Revenue ......................................................     $     206       $     446
 Cost of revenue ..............................................           411             737
                                                                    ---------       ---------
 Gross profit (loss) ..........................................          (205)           (291)
Operating expenses:
 Research and development .....................................           477             783
 Sales and marketing ..........................................           794             924
 General and administrative ...................................           637           1,234
 Amortization of goodwill and other intangible assets .........           768             834
                                                                    ---------       ---------
   Total operating expenses ...................................         2,676           3,775
                                                                    ---------       ---------
(Loss) from operations: .......................................        (2,881)         (4,066)
Gain (loss) on sale of investment .............................           --            2,380
Interest and other, net .......................................           131              89
                                                                    ---------       ---------
(Loss) from continuing operations .............................        (2,750)         (1,597)
Income (loss) from discontinued operations ....................           --               17
                                                                    ---------       ---------
Income (loss) before income taxes .............................        (2,750)         (1,580)
Income tax provision ..........................................           --              --
                                                                    ---------       ---------
Net income(loss) ..............................................     $  (2,750)      $  (1,580)
                                                                    =========       =========

                              INGENUUS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (percentage of revenue)
                                   (Unaudited)




                                                                First Quarter Ended February 28,
                                                                --------------------------------
                                                                       2002           2001
                                                                       ----           ----
                                                                     Ingenuus       Ingenuus
                                                                     --------       --------
CONSOLIDATED STATEMENT OF INCOME DATA:
 Revenue ......................................................          100%          100%
 Cost of revenue ..............................................          200           165
                                                                         ---           ---
 Gross profit (loss) ..........................................         (100)          (65)
Operating expenses:
 Research and development .....................................          232           176
 Sales and marketing ..........................................          385           207
 General and administrative ...................................          309           277
 Amortization of goodwill and other intangible assets .........          373           187
                                                                        ----           ---
   Total operating expenses ...................................        1,299           847
                                                                       -----           ---
(Loss) from operations: .......................................       (1,399)         (912)
Gain (loss) on sale of investment .............................            0           534
Interest and other, net .......................................           64            20
                                                                      ------          ----
(Loss) from continuing operations .............................       (1,335)         (358)
Income (loss) from discontinued operations ....................            0             4
                                                                      ------          ----
Income (loss) before income taxes .............................       (1,335)         (354)
Income tax provision ..........................................            0             0
                                                                      ------          ----
Net income (loss) .............................................       (1,335)%        (354)%
                                                                      ------          ----

     Revenue Product revenue for the Ingenuus segment primarily consisted of engineering and manufacturing change management software licenses sold to companies. Service revenue for the Ingenuus segment primarily consisted of Novo maintenance services for third party hardware and software products as well as maintenance services related to Ingenuus products. Product revenue for our EDA segment primarily consisted of software license sold to semiconductor companies.

     Revenue for Ingenuus decreased by 54% to $206,000 in the quarter ended February 28, 2002 from $446,000 in the quarter ended February 28, 2001. Product revenue decreased to $2,000 from $41,000, while service revenue decreased to $204,000 from $405,000 in the quarters ended February 28, 2002 and February 28, 2001, respectively. This decrease was primarily attributable to lower demand for our products and services.

     Revenue from the EDA segment for the quarter ended February 28, 2001 was $261,000. The EDA segment was discontinued as of August 31, 2001.

     International revenue for the Company accounted for 64% of revenue for the quarter ended February 28, 2002.

     Cost of revenues Cost of revenue primarily consists of the costs of products, personnel, amortization of acquired Inbox technology and other operating expenses incurred in providing services to the customers. Cost of revenues for Ingenuus segment decreased by $326,000 to $411,000 in the quarter ended February 28, 2002 from $737,000 in the quarter ended February 28, 2001. The decrease in cost of revenues was mainly due to $194,000 decrease in salaries and benefits due to reduction in headcount. The decrease of $72,000 in cost of revenue in our Japan office was due to reduced revenue, which resulted in the reduction of subcontractor costs. Cost of revenue as a percentage of revenue was 200% and 165% in the quarters ended February 28, 2002 and February 28, 2001, respectively. Cost of revenues for the EDA segment was immaterial in the quarters ended February 28, 2001. EDA segment was discontinued as of August 31, 2001.

     Research and development Research and development expenses represent the cost of engineering personnel and other expenses incurred in the development and enhancement of our core technology and products. Research and development expenses for the Ingenuus segment decreased to $477,000 in the quarter ended February 28, 2002 from $783,000 in the quarter ended February 28, 2001. The decrease in research and development expenses in the quarter ended February 28, 2002 was mainly due to decreases in consulting fees of $186,000, and depreciation expenses of $74,000. The majority of our computer equipment was fully depreciated in fiscal 2001. Research and development expenses as a percentage of revenue were 232% in the quarter ended February 28, 2002, and 176% in the quarter ended February 28, 2001.

     Research and development expenses for the EDA business was $169,000 for Verilux in the quarter ended February 28, 2001. The Company discontinued the operations of Verilux as of August 31, 2001.

     Sales and marketing Sales and marketing expenses consist of salaries paid to internal sales and marketing personnel and sales representatives, advertising costs and related operating expenses. Sales and marketing expenses decreased by $130,000 to $794,000 in the quarter ended February 28, 2002 from $924,000 in the quarter ended February 28, 2001. The decrease of sales and marketing expenses was mainly due to $183,000 decrease in recruiting, $103,000 in advertising related expenses and $32,000 in travel. These decreases were partially offset by increases in personnel cost of $141,000 and professional fees of $22,000. Sales and marketing expenses as a percentage of revenue were 385% and 207% in the quarters ended February 28, 2002, and 2001, respectively.

     There were no sales and marketing expenses for the EDA business in first quarter 2001. EDA segment was discontinued as of August 31,2001.

     General and administrative General and administrative expenses include salaries and expenses related to executives, corporate finance, legal and human resources. These costs decreased by $597,000 to $637,000 in the quarter ended February 28, 2002 from $1.2 million in the quarter ended February 28, 2001. The decrease in general and administrative expenses was mainly due to a $135,000 decrease in personnel costs as a result of reductions in workforce, $261,000 decrease in professional services related to consulting, legal and accounting fees. There was also a decrease of $97,000 of G&A expenses related to our office in Japan. A decrease of $63,000 in salaries and travel expenses was a result of the elimination of the general manager and other positions and $34,000 decrease in common expenses due to relocating to a smaller facility. General and administrative expenses as a percentage of revenue were 309% and 277% in the quarters ended February 28, 2002, and 2001, respectively.

     Amortization of goodwill and other intangible assets The amortization of goodwill and other intangible assets decreased to $768,000 in the quarter ended February 28, 2002 from $834,000 in the quarter ended February 28, 2001. The decrease of $66,000 resulted from the reduction of amortization expenses because the acquired workforce and other intangibles were fully amortized as of November 30, 2001. Amortization of goodwill and other intangible assets as a percentage of revenue were 373% and 187% in the quarters ended February 28, 2002, and 2001, respectively.

     Gain on sale of investments In fiscal Q1 2001, the Company sold 200,000 of the 525,000 shares of Virage Logic it held, for $2.7 million, at an aggregate cost of $320,000, resulting in a gain of $2.4 million. During fiscal year 2001, the Company sold the entire of 525,000 shares of Virage Logic. Therefore, there were no securities available for sale as of November 30, 2001. Gain on sale of investment, as a percentage of revenue was 0% and 534% in the quarters ended February 28, 2002, and 2001, respectively.

     Interest and other, net The interest and other, net increased by $42,000 to $131,000 in quarter ended February 28, 2002 from $89,000 in the quarter ended February 28, 2001. The increase was due mainly to interest of $118,000 on tax refunds received from the IRS, which was offset by $72,000 decrease in interest and dividend income on investments. Interest and other, net as a percentage of revenue were 64% and 20% in the quarters ended February 28, 2002, and 2001, respectively.

     Foreign Currency. Balance sheet accounts of Novo foreign subsidiary in Japan are translated into U.S. dollars at exchange rates prevailing at balance sheet dates. Revenue, costs and expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from foreign exchange transactions are included in the statement of operations and were not significant during the periods presented.

     Provision for income taxes. There was no provision for income taxes in the quarters ended February 28, 2002, and 2001, respectively.

     The Company has taken a valuation allowance on the full amount of the net operating loss carry-forwards and its other net deferred tax assets since it is likely that the benefit will not be realized in the future.

Liquidity and Capital Resources

     We have funded our operations primarily from license revenue and the net proceeds of $71.9 million from the initial public offering of our Common Stock in May 1998.

     Our operating activities used net cash of $1.5 million and $5.0 million in the quarters ended February 28, 2002, and 2001, respectively. Net cash used in the quarters ended February 28, 2002 and 2001 was due to the significant net losses incurred. During the quarter ended February 28, 2002, we received $609,000 in income tax refunds from IRS.

     Net cash (used for) and provided by investing activities were ($301,000) and $2.7 million in the quarters ended February 28, 2002, and 2001, respectively. During the quarter ended February 28, 2002, we used $295,000 for capital expenditures related to interior improvements to our Livermore facility. In the quarter ended February 28, 2001, we received net proceeds of $2.7 million from the sale of 200,000 shares of Virage Logic, Corp.

     Net cash provided by financing activities was $2,000 from the issuance of Common Stock in the quarter ended February 28, 2001.

     Net proceeds from the sale of SIP business were $1.0 million in the quarter ended February 28, 2001. The entire amount of $11.3 million from the sale of SIP business had been received as of November 30, 2001.

     As of February 28, 2002, we had cash and cash equivalents of $3.7 million, an accumulated deficit of $89.1 million and working capital of $1.2 million. We anticipate approximately $100,000 of capital expenditures over the next nine months.

     We have suffered recurring losses in fiscal 2001, 2000, and 1999. Our continued existence is dependent on our ability to achieve profitable operations. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including:

     * The costs and timing of our product development efforts and the success of these development efforts;

     * The costs and timing of our sales and marketing activities;

     * The extent to which our existing and new products gain market acceptance;

     * Competing technological and market developments; and

     * The costs involved in maintaining and enforcing patent claims and other intellectual property rights.

     Based on our current revenue projections, our cost reduction efforts in the first quarter of 2002, which resulted in further reductions in headcount and operating expenses, and our existing cash balance, we believe we will be able to fund our operations during 2002. Thereafter, we will need to raise additional funds in order to support our continued operating losses and to otherwise fund our operations. We cannot be sure that additional funding will be available on acceptable terms or at all. If adequate funds are not available, we will likely be required to further curtail or cease our operations. The amount and timing of our future capital needs will be highly dependent upon our ability to increase our revenue, control our expenses, and successfully manage the restructuring of our operations. Thus, our current expectations of the amount and timing of our future cash needs and cash flows are subject to substantial uncertainty. If we succeed in raising additional funds through the issuance of equity securities, the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. The terms of these securities could also impose restrictions on our operations.

Other Factors Affecting Future Operating Results

Possible Challenges to Success

   We May Not Be Successful in Marketing the MCM Product

     In January 2001, we formally introduced Manufacturing Change Manager TM ("MCM"), a software program that allows all members of the manufacturing supply chain to communicate and collaborate using the Internet as a fully integrated and automated system.

     Our future depends on our ability to enhance and expand the existing MCM product, and to introduce new products as technology allows. There can be no assurance that we will be successful in marketing the MCM product. We may also experience release delays that are costly, can harm our business and can result in possible litigation. Other possible risks include:

     * Manufacturers resisting change;

     * Companies and customers lacking cash due to economic downturn or inflation;

     * Miscalculating the need for the MCM product if manufacturers are not ready to enjoy the benefits of a fully automated system;

     * Misappropriation of the Company's technology or copyright infringement;

     * Diversion of resources due to litigation, including propriety rights issues;

     * Proprietary rights issues; and

     * Lack of sale, marketing, and customer support.

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

   Risks of Our International Sales Could Harm Our Business

     While we continue to market our products to the international market, there are a number of risks inherent in dealing with foreign companies. Some of those risks include:

     * Economic recessions and political instability;

     * Exchange rate fluctuations;

     * Extended accounts receivables and difficulty collecting;

     * Difficulty in managing both sales representatives and distributors;

     * Unexpected changes in regulatory requirements;

     * Reduced or limited protection for intellectual property rights;

     * Export license requirements and documentation; and

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

     * changes in customer demands and requirements; and

     * evolving industry standards.

     We Depend on Key Personnel

     Our business depends in significant part on the continued service of our executive officers and other senior management and key employees, including certain technical, managerial and marketing personnel. The loss of the services of any of these individuals or groups of individuals could have a material adverse effect on our business, operating results and financial condition. None of our executive officers has an employment agreement with us. We believe that our future business results will also depend in significant part upon our ability to identify, attract, motivate and retain additional highly skilled technical, managerial and marketing personnel and to hire replacements for employees that leave us. Competition for such personnel in the computer software industry is intense. There can be no assurance we will be successful in identifying, attracting and retaining such personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

     * adoption of new accounting standards affecting the software industry; and

     * general market conditions.

     In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies, which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the market price of our Common Stock.


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


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


Other Litigation

     On September 23, 1999, a lawsuit entitled Lesley Nemeth v. Aspec Technology Inc., was filed in Superior Court, County of Santa Clara No. DC 383204. Plaintiff is a former consultant to the Company who seeks in her complaint damages in the sum of $12,600 plus interest and attorneys' fees. On November 23, 1999, the court ordered the matter to binding arbitration administered by the American Arbitration Association ("AAA"). Plaintiff led her arbitration claim with the AAA on or about March 2, 2000. An arbitrator was appointed, and the arbitration was scheduled for September 8, 2000. The court case was dismissed by the court for failure by the plaintiff to appear at an arbitration review conference. Plaintiff has filed a motion to vacate the dismissal, which motion was granted by the court following a hearing on January 23, 2001. The matter remains in private arbitration before the AAA. The arbitration date was rescheduled for January 28, 2002, at which time the arbitration hearing was held. On February 12, 2002, the arbitrator rendered an award denying Ms. Nemeth's claim, and ordering each party to pay one half of the costs and expenses of arbitration.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
   (a) Exhibits

  Exhibit
   Number             Description of Document
-----------   --------------------------------------
  10.9        Lease Agreement Related to Corporate
              Headquarters by and between Ingenuus
              Corporation and Greenville Investors,
              L.P. dated March 2001

  10.10       Severance Agreement by and between
              Ingenuus Corporation and Employee
              dated December 21, 2000

   (b) Reports on Form 8-K

   None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INGENUUS CORPORATION


                                        BY: /s/ Randy Singh
                                           ------------------------------------

                                           Randy Singh

                                           Chief Financial Officer


Date: April 15, 2002