Form 10-Q
period 2002-05-31
INGENUUS CORP
filed 2002-07-15
CIK 1031911

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the Quarterly Period Ended May 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock outstanding as of May 31, 2002, was 38,638,062.

                              INGENUUS CORPORATION

                                    FORM 10-Q
                       FOR THE QUARTER ENDED MAY 31, 2002

                                TABLE OF CONTENTS

                                                                           Page
                                                                           -----
                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

   a) Condensed Consolidated Statements of Operations for the three and
      six months ended May 31, 2002 and 2001 ..............................    1

   b) Condensed Consolidated Balance Sheets at May 31, 2002 and
      November 30, 2001 ...................................................    2

   c) Condensed  Consolidated  Statements of Cash Flows for the six months
      ended May 31, 2002 and 2001 .........................................    3

   d) Notes to Condensed Consolidated Financial Statements ................    4

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations ....................................................    9

Item 3. Quantitative and Qualitative Disclosure About Market Risk .........   21

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..................................   22

SIGNATURES ................................................................   22

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INGENUUS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                              Quarter ended May 31,        Six Months Ended May 31,
                                                                           ------------------------        ------------------------
                                                                             2002            2001            2002            2001
                                                                           ------------------------        ------------------------
Revenue                                                                    $    111        $    507        $    317        $    953
Cost of revenue                                                                 352             687             763           1,424
                                                                           --------        --------        --------        --------
Gross profit(loss)                                                             (241)           (180)           (446)           (471)
                                                                           --------        --------        --------        --------

Operating expenses:
  Research and development                                                      596             615           1,073           1,398
  Sales and marketing                                                           717           1,829           1,511           2,754
  General and administrative                                                    637           1,254           1,274           2,488
  Amortization of goodwill and other intangible assets                          768             835           1,536           1,669
  Impairment of assets                                                        7,433            --             7,433            --
                                                                           --------        --------        --------        --------
       Total operating expenses                                              10,151           4,533          12,827           8,309
                                                                           --------        --------        --------        --------

(Loss) from operations                                                      (10,392)         (4,713)        (13,273)         (8,780)

Gain (loss) on sale of investment                                              --             3,512            --             5,892
Interest and other, net                                                           2              76             133             165
                                                                           --------        --------        --------        --------
(Loss) from continuing operations                                           (10,390)         (1,125)        (13,140)         (2,723)
Gain on disposal of discontinued operation                                     --                85                              85
Income (Loss) from discontinued operations                                     --              (481)           --              (464)
                                                                           --------        --------        --------        --------
Income (loss) before income taxes                                           (10,390)         (1,521)        (13,140)         (3,102)
Income tax provision                                                           --                 2            --                 2
                                                                           --------        --------        --------        --------
Net income (loss)                                                           (10,390)         (1,523)        (13,140)         (3,104)
                                                                           --------        --------        --------        --------
Net (loss) attributable to common stockholders                             $(10,390)       $ (1,523)       $(13,140)       $ (3,104)
                                                                           ========        ========        ========        ========

EARNINGS (LOSS) PER SHARE -- BASIC AND DILUTED
Continuing operations                                                      $  (0.27)       $  (0.03)       $  (0.34)       $  (0.07)
Discontinued operations                                                        --             (0.01)           --             (0.01)
Net (loss) per share attributable to common stockholders                   $  (0.27)       $  (0.04)       $  (0.34)       $  (0.08)
Shares used in basic and diluted per share calculation                       38,633          36,831          38,628          36,818

The accompanying notes are an integral part of these consolidated financial statements

                              INGENUUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                          May 31,   November 30,
                                                         ----------------------
                                                            2002         2001
                                                         ----------------------
                                                        (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                              $   1,395    $   5,496
  Accounts receivable, (net of allowance)                      135          549
  Income taxes receivable                                     --            609
  Loan to related party, (net of allowance)                     12           62
  Prepaid expenses and other current assets                    408          245
                                                         ---------    ---------
       Total current assets                                  1,950        6,961

Property and equipment, net                                    134          858
Goodwill and other intangible assets                         1,192        9,590
Restricted cash                                                125          125
Investments and other assets                                    73          114
                                                         ---------    ---------
       Total assets                                      $   3,474    $  17,648
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $     603    $     865
  Accrued liabilities                                        1,945        2,386
  Deferred revenue                                             207          539
                                                         ---------    ---------
       Total current liabilities                             2,755        3,790
                                                         ---------    ---------
       Total liabilities                                     2,755        3,790
                                                         ---------    ---------

Commitments and contingencies (Note 12)
  Stockholders' equity:
  Common stock                                             103,473      103,472
  Treasury stock                                            (3,254)      (3,254)
  Accumulated deficit                                      (99,500)     (86,360)
                                                         ---------    ---------
       Total stockholders' equity                              719       13,858
                                                         ---------    ---------
       Total liabilities and stockholders' equity        $   3,474    $  17,648
                                                         =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                              INGENUUS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                               Six Months Ended
                                                                                                           ------------------------
                                                                                                                    May 31,
                                                                                                           ------------------------
                                                                                                             2002            2001
Cash flows from operating activities:
Net loss                                                                                                   $(13,140)       $ (3,104)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
 Realized gain on sale of Virage Logic shares                                                                  --            (5,892)
 Write-off of fixed assets                                                                                      (13)           --
 Depreciation and amortization                                                                                1,995           2,463
 Gain(Loss) on sale of fixed assets                                                                            --                 3
 Gain(Loss) on disposal of fixed assets                                                                           8            --
 Impairment of fixed assets                                                                                     906            --
 Impairment of intangible assets                                                                              6,527            --
 Cumulative translation adjustment                                                                             --               (37)
 Changes in assets and liabilities, net of assets and liabilities acquired/disposed of:
   Accounts receivable                                                                                          494            (199)
   Allowance for doubtful accounts                                                                              (80)           --
   Income tax receivable                                                                                        609            --
   Loan to related party                                                                                         10            --
   Allowance for loan to related party and other receivable                                                      46            --
   Prepaid expenses and other current assets                                                                   (169)           (314)
   Restrict cash                                                                                                --              (19)
   Other assets                                                                                                  41            --
   Accounts payable                                                                                            (262)           (507)
   Accrued liabilities                                                                                         (441)         (2,082)
   Deferred revenue                                                                                            (332)             33
                                                                                                           --------        --------
     Net cash used for operating activities                                                                  (3,801)         (9,655)
                                                                                                           --------        --------

Cash flows from investing activities:
 Purchases of property and equipment                                                                           (301)            (35)
 Sales of fixed assets                                                                                         --                 3
 Proceeds from  Sales of available-for-sale securities                                                         --             6,692
                                                                                                           --------        --------
     Net cash provided by (used for) investing activities                                                      (301)          6,660
                                                                                                           --------        --------

Cash flows from financing activities:
 Proceeds from issuance of common stock, net                                                                      1              14
 Repurchase of common stock                                                                                     --             (149)
                                                                                                           --------        --------
     Net cash provided by (used for) financing activities                                                         1            (135)
                                                                                                           --------        --------

 Net proceeds from the sale of discontinued operations                                                         --             2,000
                                                                                                           --------        --------

Net (decrease) increase in cash and equivalents                                                              (4,101)         (1,130)
Cash and equivalents, beginning of period                                                                     5,496           8,789
                                                                                                           --------        --------
Cash and cash equivalents, end of period                                                                   $  1,395        $  7,659
                                                                                                           ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                              INGENUUS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Therefore, they do not include all the disclosures presented in the Company's Form 10-K. These financial statements do not include all disclosures required by generally accepted accounting principles and accordingly, should be read in conjunction with the consolidated financial statements and notes included as part of the Company's latest Form 10-K for the fiscal year ended November 30, 2001.

In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim period. The results of operations presented are not necessarily indicative of the results to be expected for the full year or for any other period.

The accompanying consolidated financial statements have been prepared assuming that Ingenuus Corporation will continue as a going concern. The Company has suffered recurring losses from operations and has an accumulated deficit of $99.5 million. In the first quarter of fiscal 2000, the Company purchased Inbox Software, Inc, and this acquisition has yet to generate significant revenues. The Company's continued existence depends on its ability to achieve profitable operations. If this does not happen, the Company will need to raise additional capital to fund its operations. There is substantial doubt that, as a stand-alone entity, the Company will either achieve profitability, or that it will be successful in raising additional funding if profitability is not achieved. Even though the Company had a strong pipeline and prospects going into the second quarter of 2002, the Company was not able to meet its projected revenue in the second quarter of 2002. There were no new software sales in the second quarter of 2002.

The Company evaluated its assets to determine if they were impaired under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 121 ("SFAS 121") at November 30, 2001 and again at February 28, 2002, using undiscounted cash flows. These projected undiscounted cash flows were based on a sixty-month forecast. Although these cash flow projections reflected decreasing cash flows during fiscal year 2002, there was sufficient cash available during the entire forecasted period. Hence, based on the fact that the Company had some strong prospects in sales pipeline, the improving economic condition, and the Company's ability to further restructure to preserve cash and be able to fund its operations, we concluded the assets were not impaired.

Management noted the following factors during the second quarter of 2002:

     * certain sales expected for the second quarter of 2002 had not materialized;

     * certain sales projected for the third quarter and substantially all for the second quarter of 2002 have been canceled or extended to the fourth quarter of 2002 or beyond;

     * overall economic conditions had not improved to the extent that it was forecasted in fiscal 2001 and the first quarter of fiscal 2002; and

     * based upon the revised cash flow projections, the Company would use in operations all remaining cash by September 2002 unless additional funding becomes available.

While the Company is aggressively pursuing a sales goal of at least $600,000, in the third quarter of 2002, without significant improvement in the overall economy, our ability to close these accounts is substantially at risk.

Due to the factors outlined above, the cash flow forecast projects a deficit cash balance during September 2002. Accordingly, the Company determined it is no longer appropriate to include projected undiscounted cash flows beyond September 2002 for the purposes of determining asset impairment under SFAS 121.

We concluded that with no revenue in the second and third quarters of 2002 from Ingenuus software, and given the fact that the Company's prospects keep delaying capital purchases, there is a strong possibility that the Company will not be able to generate enough revenue and cash to continue operations. Hence, using SFAS 121, we concluded the assets and the intangibles are impaired and should be written-down to the estimated fair value.

Based on current cash flows, and on the assumption that the Company will be out of funds by September 2002, several intangible and fixed assets were deemed impaired. The total impairment of assets was $7.4 million.

The Company recognized an impairment of $59,000 for intangible assets related to developed technology of the Novo maintenance business since the Company is no longer engaged in that business, including in Japan, where as of May 31, 2002, the Company gave notice to its employees and partners to cease operations at the end of July 2002.

The Company recognized an impairment of $6,468,000 for intangible assets, down to their estimated fair value, based on the fact that if the Company is not able to raise any additional funds, it will run out of cash by September 2002. The intangible assets included $115,000 related to the core technology of Inbox and $6,353,000 related to the goodwill from Inbox.

The Company recognized an impairment of $856,000 for leasehold improvements, down to their estimated fair value, based on the fact that there is a high vacancy rate in Livermore, and that there are empty buildings surrounding Ingenuus's premises. The Company believes that it may be able to sublease the building at the same rent that the Company is currently paying, but may not be able to recover any costs related to the leasehold improvements.

The Company recognized an impairment of $32,000 for computer software down to its estimated fair value.

The Company recognized an impairment for furniture and fixtures in the amount of $15,000, down to their estimated fair value.

The Company recognized an impairment of $2,000 for its automobile, down to its estimated fair value.

Certain reclassifications have been made to 2001 amounts to conform with the 2002 presentation. These reclassifications had no effect on net loss.

2. Discontinued Operations

In February 2000, the Company entered into an asset purchase agreement with DII Semiconductor, Inc. ("DII"), whereby the Company's Semiconductor Intellectual Property ("SIP") business would be sold, subject to Board approval. The agreement was ratified in March 2000.

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

The Company was unsuccessful in selling Verilux Design Technology, Inc. ("Verilux"), the Electronic Design Automation ("EDA") segment of the Company. On May 15, 2001, the Company notified Verilux employees of its intent to terminate their employment with the Company in one hundred twenty days and accrued termination benefits of $226,000 in the second quarter. On June 18, 2001, the Company adopted a plan to dispose of the assets of Verilux. In the event that the assets of Verilux could not be sold, the Verilux business would be discontinued effective August 31, 2001. As a result, the operations of the EDA business have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes.

Revenue for the EDA business were $0 for the quarter and six-month ended May 31, 2002 and $7,000 for the quarter ended May 31, 2001 and $268,000 for the six months ended May 31, 2001.

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

4. Recent Accounting Pronouncements

                              INGENUUS CORPORATION

In July 2001, the FASB issued two statements, Statement No. 141, "Business Combinations" ("SFAS No. 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of the pooling-of-interests method for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with a fiscal year beginning after March 15, 2001. The Company did not early adopt SFAS 142. Companies with fiscal year ending after December 15, 2001 are required to adopt SFAS 142. Companies with fiscal year ending after March 15, 2001 can early adopt SFAS 142. The Company will adopt SFAS 142 in fiscal year 2003, beginning December 1, 2002. The Company has not yet determined what effects these changes may have on its consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No.144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and replaces SFAS 121 while retaining the substantive aspects, and amends certain accounting and reporting provisions of APB Opinion No.30 and ARB No.51. The new rule removes goodwill from its scope and, therefore, eliminates the requirement of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. It also establishes guidance and criteria beyond that previously specified in SFAS 121, including guidance on reporting discontinued operations. The Company did not early adopt SFAS 144. Companies with fiscal year ending after December 15, 2001 are required to adopt SFAS 144. The Company will adopt SFAS 144 in fiscal year 2003, beginning December 1, 2002. The Company will apply the new rule on accounting for long-lived assets beginning in the first quarter of 2003 and has not yet determined the extent of such effects on the Company's financial statements.

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

                              INGENUUS CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)

The Company's total comprehensive income (loss) was as follows (in thousands):

                                                                             Quarter Ended                     Six Months Ended
                                                                                 May 31,                            May 31,
                                                                        -------------------------         -------------------------
                                                                          2002             2001             2002             2001
                                                                        --------         --------         --------         --------
Net Loss                                                                $(10,390)        $ (1,523)        $(13,140)        $ (3,104)
Other comprehensive income:
Realized gain--previously recognized                                        --             (4,071)           (--)            (6,013)
Unrealized holding gain on available--for sale
marketable securities                                                       --                (43)           (--)             1,195
                                                                        --------         --------         --------         --------
Comprehensive Income/(Loss)                                             $(10,390)        $ (5,637)        $(13,140)        $ (7,922)

6. Investments

Investment in Virage Logic

In fiscal 1998, the Company made a private equity investment in Virage Logic Corp. ("Virage"), for an aggregate cost of $840,000. As of November 30, 1999, this investment was carried at cost in the balance sheet as the Company's ownership interest in Virage was less than 20%. Since August 2000, when Virage completed an initial public offering of its common stock, the equity securities have been publicly traded. As of November 30, 2001, the Company sold all of the Virage shares held (525,000) for $7.0 million at a cost of $840,000, which resulted in a gain of $6.2 million. $5.9 million of this gain was included in income from operations for the six months ended May 31, 2001.

Impairment of Investment in Slim Technology

During the first quarter of fiscal 1999, the Company purchased a 40% interest in Slim Technology Co, Ltd., a Korean company, ("Slim Tech"), at a cost of $2.3 million. Slim Tech performs semiconductor design services for Korean customers. With the disposal of the SIP business in April 2000 and the Company's new focus as a software business-to-business collaborative commerce company, the investment in Slim Tech was no longer strategic to the Company's operations, and as a result, the Board of Directors authorized management to sell the investment. Based on a number of factors, including the failure to find a buyer for the investment and recurring operating losses generated from the investment, management assessed that there had been a permanent decline in the value of this investment. An impairment charge of $1.7 million was recorded in fiscal 2000 to write down the value of the investment to zero.

The Company has continued its efforts to sell its investments in Slim Tech. As of July 9, 2002, the Company has not entered into any definite agreement to sell its investments in Slim Tech.

7. Sale of Chip & Chip, Inc.

On June 13, 2000, the Company entered into an Asset Purchase Agreement with the management of Chip & Chip Inc., ("Chip & Chip"), part of the EDA segment of the Company. Chip & Chip Management purchased the assets and certain liabilities of Chip & Chip for $2.58 million (payable in three installments over the next two years). The proceeds are secured by 1,000,000 Ingenuus shares and fully vested options to purchase 700,000 shares held by Chip & Chip management, and 1,000,000 shares of Chip & Chip. The gain of $292,000 from the sale has been deferred and will be recognized as the payments are received.

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

8. Segment and Geographic Information

As of May 31, 2002, the Company operated as only one segment. This segment includes the business-to-business collaborative commerce solutions, as well as the hardware and software maintenance services. The EDA segment was discontinued as of August 31, 2001.

Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue is reported by country, based on the location of the customer. All property and equipment, except for an immaterial amount, is based in the U.S. and therefore is not disclosed below. Geographic revenue for each of the three month periods ended May 31, 2002 and May 31, 2001 is as follows (in thousands):

                                                               QUARTER ENDED
                                                          ----------------------
                                                          May 31,        May 31,
                                                           2002            2001
                                                           ----            ----
United States ................................             $ 62            $245
Asia .........................................               49             242
Other International ..........................              --               20
                                                           ----            ----
   Total .....................................             $111            $507
                                                           ====            ====

Major  Customers.
-----------------

For the quarter ended May 31, 2002, four customers accounted for 17%, 14%, 11% and 10% for a total 52% of revenue. For the quarter ended May 31, 2001, four customers accounted for 21%, 15%, 11%, and 10% for a total of 57% of revenue.

9. Stock Repurchase Program

In March 2001, the Company approved a stock repurchase program in which up to $1,500,000 of its common stock may be, from time to time, purchased by the Company in the open market depending upon market conditions, share price and other factors. As of November 30, 2001, Ingenuus had repurchased 482,200 shares of its common stock under this program at a total cost of $169,200. There were no repurchases of common stock in the quarter and six months ended May 31, 2002. We repurchased 395,500 shares of common stock at a total cost of $149,300 in the quarter and six months ended May 31, 2001.

10. Repricing of Stock Option

In January 2001, the Board of Directors approved a proposition to reduce the exercise price of all outstanding employees' and consultants' stock options to $0.375 per share, the fair market value of the Company's common stock as of January 8, 2001. On September 24, 2001, the Board of Directors approved a proposition again to reduce the exercise price of all outstanding employees' and consultants' stock options to $0.11 per share, the fair market value of the Company's common stock as of September 25, 2001. As a result of such modification, all options eligible for the offer are subject to variable plan accounting until the option is exercised, cancelled or expired. Any future increase in stock market price will result in additional compensation expense.

For the quarters ending May 31, 2002 and May 31, 2001, the Company did not record any compensation expenses related to repricing of stock options since the stock market price was at or below the repriced option price.

11. Other Significant Events

In December 2001, the Company relocated its corporate headquarters from Sunnyvale, California to 7455 Longard Road, Livermore, California, pursuant to a new lease that expires in November 2011. We incurred approximately $900,000 in capital expenditures related to the interior improvements of our Livermore facility, and approximately $100,000 in moving and other expenses. During the second quarter of 2002, the Company took a charge of $856,000 related to leasehold improvements (see Note 1 - Leasehold Improvements). The annual lease payments for the new facility are as follows:

   Year ended November 30, (in thousands)
   ----------------------------------------------
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

12. Committments

On May 29, 2002, the Board of Directors approved further expense reduction, including reduction in headcount.

As  a  result,  eleven  employees,   (two  in  professional  services,  four  in
engineering,   three  in  sales  and   marketing,   and  two  in   general   and
administrative), were terminated.

The Company accrued approximately $285,000 in severance, which will be paid out until November 30, 2002. We recorded the expenses related to the accrual as follows: $18,000 in professional services/cost of sales, $23,000 in research and developement, $112,000 in sales and marketing, and $132,000 in general and administrative. Payments to three employees accounted for 82% of the accrued severance. As of June 30, 2002, $206,000 remained as an accrued liability.

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

Company Overview

Ingenuus Corporation ("the Company"), a Delaware corporation, was incorporated in 1991 as Aspec Technology, Inc. Until fiscal 2000, the Company derived primarily all of its revenues from its Semiconductor Intellectual Property ("SIP") business. During fiscal 2000, the Company disposed of its SIP business for $11.3 million and recorded a gain on disposal of discontinued operations of $4.4 million.

In September 1999, the Company purchased Verilux Design Technology, Inc. ("Verilux") and Chip & Chip, Inc. ("Chip & Chip"), two start-up companies developing Electronic Design Automation ("EDA") tools for the semiconductor industry. On June 13, 2000, the Company entered into an agreement to sell the Chip & Chip business to the management of Chip & Chip for a price of $2.58 million, payable in three installments over two years. The first installment of the sales consideration was paid on the due date in the fourth quarter of fiscal 2000, $242,000 in cash and $633,000 by surrendering 500,000 shares of Ingenuus stock to the Company. The two remaining payments, due in October 2001 and July 2002, were written-off in November 2001 because they were deemed uncollectible.

The Company also attempted to sell Verilux, but was unsuccessful. The Company notified Verilux of its intent to cease operations on May 15, 2001. Verilux was discontinued on August 31, 2001.

In October 1999, the Company also purchased Novo Systems Corporation ("Novo"), a company providing maintenance services to the semiconductor industry and also engaged in the development of EDA tools.

In December 1999, the Company purchased Inbox Software, Inc., a company providing business-to-business collaborative commerce software solutions for manufacturers.

As of May 31, 2002, the Company operated as only one segment. This segment includes the business-to-business collaborative commerce solutions, as well as the hardware and software maintenance services. The EDA segment was discontinued as of August 31, 2001.

Consulting Services

While the Ingenuus product and maintenance revenue is expected to be our main revenue source in 2002, we also expect to derive revenue from delivery of consulting services. Costs for these professional consulting services are based on fixed hourly and/or daily rates charged by the Company.

Maintenance Services

We offer standard support services, which include product updates, telephone and Internet support. Custom support services are also available, including standard support services plus technical management, application and educational services.

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial conditions in the preparation of its financial statements in conformity with accounting principles generally accepted in the U.S. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Although historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements, future actual results may vary significantly. Estimates and assumptions include, but are not limited to, customer receivables, fixed asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

* impairment of long-lived assets, SFAS 121, to measure impairment of long-lived assets, identifiable intangible assets and any related goodwill. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recorded an impairment charge as discussed under "Impairment of Assets."

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

Results of Continuing Operations

As of May 31, 2002, the Company operated as only one segment, the business-to-business collaborative commerce solutions related to Inbox, hardware and services related to Novo, and maintenance services related to Novo and Inbox. The Ingenuus segment's activities for the three and six months ended May 31, 2002 and 2001, excluding amortization of goodwill, involved primarily activities surrounding product revenues from the Inbox business, system maintenance revenue from the Novo business, research and development expenditures, sales and marketing, and general and administrative expenses.

The EDA segment, which included the development and sale of software tools for EDA, related to Verilux, was discontinued as of August 31, 2001.

Results of Operations

The following tables set forth selected statements of operations data expressed both in dollars (in thousands) and as a percentage of revenue for the three and six month periods ending May 31, 2002 compared to the three and six month periods ending May 31, 2001:

                              INGENUUS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)
                                   (Unaudited)

                                                           Quarter Ended May 31,
                                                           --------------------
                                                             2002        2001
                                                           --------    --------
                                                           Ingenuus    Ingenuus
                                                           --------    --------
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenue                                                    $    111    $    507
Cost of revenue                                                 352         687
                                                           --------    --------
Gross profit (loss)                                            (241)       (180)

  Operating expenses:
    Research and development                                    596         615
    Sales and marketing                                         717       1,829
    General and administrative                                  637       1,254
    Amortization of goodwill and other intangible assets        768         835
    Impairment of assets                                      7,433        --
                                                           --------    --------
      Total operating expenses                               10,151       4,533
                                                           --------    --------

 (Loss) from operations:                                    (10,392)     (4,713)

  Gain(loss) on sale of investment                             --         3,512
  Interest and other, net                                         2          76
                                                           --------    --------

 (Loss) from continuing operations                          (10,390)     (1,125)
 Gain on disposal of discontinued operations                   --            85
 Income (loss) from discontinued operations                    --          (481)
                                                           --------    --------
 Income (loss) before income taxes                          (10,390)     (1,521)
 Income tax provision                                          --             2
                                                           --------    --------
 Net income (loss)                                         $(10,390)   $ (1,523)
                                                           ========    ========

See accompanying notes to condensed consolidated financial statements.

                              INGENUUS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (percentage of revenue)
                                   (Unaudited)

                                                          Quarter Ended May 31,
                                                         ----------------------
                                                           2002           2001
                                                         --------      --------
                                                         Ingenuus      Ingenuus
                                                         --------      --------
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenue                                                      100%          100%
Cost of revenue                                              317           136
                                                          ------        ------
Gross profit (loss)                                         (217)          (36)

Operating expenses:
  Research and development                                   537           121
  Sales and marketing                                        646           361
  General and administrative                                 574           247
  Amortization of goodwill and other intangible assets       692           165
  Impairment of assets                                     6,696           --
                                                          ------        ------
    Total operating expenses                               9,145           894
                                                          ------        ------

(Loss) from operations:                                   (9,362)         (930)

Gain (loss) on sale of investment                           --             693
Interest and other, net                                        2            15
                                                          ------        ------

(Loss) from continuing operations                         (9,360)         (222)
Gain on disposal of discontinued operations                 --              17
Income (loss) from discontinued operations                  --             (95)
                                                          ------        ------
Income (loss) before income taxes                         (9,360)         (300)
Income tax provision                                        --             --
                                                          ------        ------
Net income (loss)                                         (9,360)%        (300)%
                                                          ======        ======

See accompanying notes to condensed consolidated financial statements.

                              INGENUUS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)
                                   (Unaudited)

                                                        Six Months Ended May 31,
                                                        ------------------------
                                                            2002        2001
                                                          --------    --------
Revenue                                                   $    317    $    953
Cost of revenue                                                763       1,424
                                                          --------    --------
Gross profit (loss)                                           (446)       (471)
                                                          --------    --------

Operating expenses:
  Research and development                                   1,073       1,398
  Sales and marketing                                        1,511       2,754
  General and administrative                                 1,274       2,488
  Amortization of goodwill and other intangible assets       1,536       1,669
  Impairment of assets                                       7,433        --
                                                          --------    --------
       Total operating expenses                             12,827       8,309
                                                          --------    --------

(Loss) from operations                                     (13,273)     (8,780)

Gain(loss) on sale of investment                              --         5,892
Interest and other, net                                        133         165
                                                          --------    --------

(Loss) from continuing operations                          (13,140)     (2,723)
                                                              --            85
Income (Loss) from discontinued operations                    --          (464)
                                                          --------    --------
Income (loss) before income taxes                          (13,140)     (3,102)
Income tax provision                                          --             2
                                                          --------    --------
Net income (loss)                                         $(13,140)   $ (3,104)
                                                          ========    ========

See accompanying notes to condensed consolidated financial statements.

                              INGENUUS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)
                                   (Unaudited)

                                                        Six Months Ended May 31,
                                                        ------------------------
                                                             2002      2001
                                                           --------  --------
                                                           Ingenuus  Ingenuus
                                                           --------  --------
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenue                                                        100%      100%
Cost of revenue                                                241       149
                                                            ------    ------
Gross profit (loss)                                           (141)      (49)
  Operating expenses:
    Research and development                                   338       147
    Sales and marketing                                        477       289
    General and administrative                                 402       261
    Amortization of goodwill and other intangible assets       485       175
    Impairment of assets                                     2,345       --
                                                            ------    ------
      Total operating expenses                               4,047       872
                                                            ------    ------
  (Loss) from operations:                                   (4,188)     (921)

  Gain(loss) on sale of investment                             --        618
  Interest and other, net                                       42        17
                                                            ------    ------
 (Loss) from continuing operations                          (4,146)     (286)
 Gain on disposal of discontinued operations                   --          9
 Income (loss) from discontinued operations                    --        (49)
                                                            ------    ------
  Income (loss) before income taxes                         (4,146)     (326)
  Income tax provision                                         --        --
                                                            ------    ------
  Net income (loss)                                         (4,146)%    (326)%
                                                            ======    ======

See accompanying notes to condensed consolidated financial statements.

Revenue.
--------

Product revenue primarily consisted of engineering and manufacturing change management software licenses sold to companies. Service revenue primarily consisted of Novo maintenance services for third-party hardware and software products as well as maintenance services related to Inbox products.

Revenue decreased 78% to $111,000 in the quarter ended May 31, 2002 from $507,000 in the quarter ended May 31, 2001 and revenue decreased 67% to $317,000 in the six months ended May 31, 2002 from $953,000 in the six months ended May 31, 2001. Product revenue decreased to $19,000 from $105,000, while service revenue decreased to $92,000 from $402,000 in the quarters ended May 31, 2002 and May 31, 2001, respectively. Product revenue decreased to $21,000 from $146,000, while service revenue decreased to $296,000 from $807,000 in the six months ended May 31, 2002 and May 31, 2001, respectively. This decrease was primarily attributable to lower demand for our products and services. Such lower demand is the result of both our deteriorating financial condition and deteriorating economic conditions in the overall economy.

Revenue from the EDA segment for the quarter and six months ended May 31, 2001 was $7,000 and $268,000, respectively. The EDA segment was discontinued as of August 31, 2001.

International revenue for the Company accounted for 44% and 57% of revenue for the quarter and six months ended May 31, 2002, respectively.

Cost of Revenues.
-----------------

Cost of revenues primarily consists of the costs of products, personnel, amortization of acquired Inbox technology and other operating expenses incurred in providing services to the customers. Cost of revenues for Ingenuus segment decreased 49% to $352,000 in the quarter ended May 31, 2002 from $687,000 in the quarter ended May 31, 2001. Cost of revenue decreased 46% to $763,000 in the six months ended May 31, 2002 from $1.4 million in the six months ended May 31, 2001. The decrease in cost of revenues was mainly due to decreases in salaries and benefits of $137,000 and $331,000 from the quarter and six months ended May 31, 2002, as compared to the same periods in 2001. These reductions occurred as a result of a reduction in headcount. The decrease of $136,000 and $208,000 in cost of revenues in our Japan office from the quarter and six months ended May 31, 2002, as compared to the same periods in 2001 was due to reduced revenues, which resulted in the reduction of subcontractor costs. Cost of revenues as a percentage of revenue was 317% and 136% in the quarters ended May 31, 2002 and May 31, 2001 and 241% and 149% for the six months ended May 31, 2002 and May 31, 2001, respectively. Cost of revenues for the EDA segment was immaterial in the quarter and six months ended May 31, 2001. EDA segment was discontinued as of August 31, 2001.

Research and Development.
-------------------------

Research and development expenses represent the cost of engineering personnel and other expenses incurred in the development and enhancement of our core technology and products. Research and development expenses for the Ingenuus segment decreased 3% to $596,000 in the quarter ended May 31, 2002 from $615,000 in the quarter ended May 31, 2001. The decrease in research and development expenses in the quarter ended May 31, 2002 was mainly due to decreases in traveling expenses of $31,000, and depreciation expenses of $75,000. This was partially offset by increases in salaries of $52,000, as a result of an interdepartmental transfer of one employee from marketing to research and development, consulting fees of $27,000 and facility expenses of $18,000. Research and development expenses for Ingenuus decreased 23% to $1.1 million in the six months ended May 31, 2002 from $1.4 million in the six months ended May 31, 2001. This decrease was mostly due to decreases in professional fees of $159,000, travel expenses of $34,000 and depreciation expenses of $149,000. These decreases were partially offset by an increase in salaries expenses of $42,000. Research and development expenses as a percentage of revenue were 537% in the quarter ended May 31, 2002, and 121% in the quarter ended May 31, 2001. Research and development expenses as a percentage of revenue were 338% in the six months ended May 31, 2002 compared to 147% in the six months ended May 31, 2001.

Research and development expenses for the EDA business were $408,000 for Verilux in the quarter ended May 31, 2001 and $577,000 for the six months ended May 31, 2001. The Company discontinued the operations of Verilux as of August 31, 2001.

Sales and Marketing.
--------------------

Sales and marketing expenses consist of salaries paid to internal sales and marketing personnel and sales representatives and advertising costs and related operating expenses. Sales and marketing expenses decreased 61% to $717,000 in the quarter ended May 31, 2002 from $1.8 million in the quarter ended May 31, 2001. The decrease of sales and marketing expenses in the quarter ended May 31, 2002, compared with the quarter ended May 31, 2001 was mainly due to $418,000 decrease in advertising related expenses, $381,000 in salaries expenses due to the reduction in headcount, $130,000 in purchased services and $69,000 in travel expenses. Sales and marketing expenses for Ingenuus decreased 45% to $1.5 million in the six months ended May 31, 2002, from $2.7 million in the six months ended May 31, 2001. The decrease in sales and marketing expenses in the six months ended May 31, 2002, compared with the six months ended May 31, 2001, was mainly due to $525,000 decrease in advertising related expenses, $240,000 in salaries expenses due to the reduction in headcount, and $353,000 in recruiting expenses. Sales and marketing expenses as a percentage of revenue were 646% and 361% in the quarters ended May 31, 2002, and 2001, respectively. Sales and marketing expenses, as a percentage of revenue was 477% in the six months ended May 31, 2002 and 289% in the six months ended May 31, 2001.

General and Administrative Expenses.
------------------------------------

General and administrative expenses include salaries and expenses related to executives, corporate finance, legal and human resources. These costs decreased 49% to $637,000 in the quarter ended May 31, 2002 from $1.2 million in the quarter ended May 31, 2001. The decrease in general and administrative expenses was mainly due to a $73,000 decrease in salaries expenses as a result of reductions in workforce, $364,000 decrease in professional services related to consulting, legal and accounting fees, and $48,000 decrease in recruiting fees. General and administrative expenses, decreased 49% to $1.3 million in the six months ended May 31, 2002, from $2.5 million in the six months ended May 31, 2001. The decrease in general and administrative expenses in the six months ended May 31, 2002, compared with the six months ended May 31, 2001, was mainly due to decrease in salary expenses of $207,000 as a result of reduced headcount and lower fees related to professional services and legal expenses of $629,000. There was also a decrease of $39,000 and $136,000 of general and administrative expenses, related to our office in Japan, for the quarter and six months ended May 31, 2002, compared to the same periods in 2001. For the quarter ended May 31, 2002 as compared to the quarter ended May 31, 2001, a decrease of $32,000 in salaries and travel expenses was a result of the elimination of the general manager and other positions, and $7,000 decrease in common expenses due to relocating to a smaller facility. For the six-month period ended May 31, 2002, as compared to the six month period ended May 31, 2001, salaries and travel expenses decreased $95,000, while common expenses decreased $41,000. This was also due to the reduction in headcount and relocation. General and administrative expenses as a percentage of revenue were 574% and 247% in the quarters ended May 31, 2002, and 2001, respectively. General and administrative expenses as a percentage of revenue were 402% in the six months ended May 31, 2002 and 261% in the six months ended May 31, 2001.

Amortization of Goodwill and Other Intangible Assets.
------------------------------------------------------

Amortization of goodwill and other intangible assets decreased 8% to $768,000 in the quarter ended May 31, 2002 from $835,000 in the quarter ended May 31, 2001. The decrease of $67,000 resulted from the reduction of amortization expenses because the acquired workforce, tradename of Inbox and franchise fee of Novo were fully amortized as of November 30, 2001. The amortization of goodwill and other intangible assets decreased 8% to $1.5 million in the six months ended May 31, 2002 from $1.7 million in the six months ended May 31, 2001. Amortization of goodwill and other intangible assets as a percentage of revenue was 692% and 165% in the quarters ended May 31, 2002, and 2001 and 485% and 175% in the six months ended May 31, 2002 and 2001, respectively.

Impairment of Assets.
---------------------

The Company evaluated its assets to determine if they were impaired under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 121 ("SFAS 121") at November 30, 2001 and again at February 28, 2002, using undiscounted cash flow. These projected undiscounted cash flows were based on a sixty-month forecast. Although these cash flow projections reflected decreasing cash flows during fiscal year 2002, there was sufficient cash available during the entire forecasted period. Hence, based on the fact that the Company has some strong prospects in sales pipeline. the improving economic condition, and the Company's ability to further restructure to preserve cash and be able to fund its operations, we concluded the assets were not impaired.

Management noted the following factors during the second quarter of 2002:

     * certain sales expected for the second quarter of 2002 had not materialized;

     * certain sales projected for the third quarter and substantially all for the second quarter of 2002 have been canceled or extended to the fourth quarter of 2002 or beyond;

     * overall economic conditions had not improved to the extent that it was forecasted in fiscal 2001 and the first quarter of fiscal 2002; and

     * based upon the revised cash flow projections, the Company would use in operations all remaining cash by September 2002 unless additional funding becomes available.

While the Company is aggressively pursuing a sales goal of at least $600,000, in the third quarter of 2002, without significant improvement in the overall economy, our ability to close these accounts is substantially at risk.

Due to the factors outlined above, our cash flow forecast projects a deficit cash balance during September 2002. Accordingly, the Company determined it is no longer appropriate to include projected undiscounted cash flows beyond September 2002 for the purposes of determining asset impairment under SFAS 121.

We concluded that with no revenue in the second and third quarters of 2002 from Ingenuus software, and given the fact that the Company's prospects keep delaying capital purchases, there is a strong possibility that the Company will not be able to generate enough revenue and cash to continue operations. Hence, using SFAS 121, we concluded the assets and the intangibles are impaired and should be written-down to the estimated fair value.

Based on current cash flows, and on the assumption that the Company will be out of funds by September 2002, several intangible and fixed assets were deemed impaired. The total impairment of assets was $7.4 million.

The Company recognized an impairment of $59,000 for intangible assets related to developed technology of the Novo maintenance business since the Company is no longer engaged in that business, including in Japan, where as of May 31, 2002, the Company gave notice to its employees and partners to cease operations at the end of July 2002.

The Company recognized an impairment of $6,468,000 for intangible assets, down to their estimated fair value, based on the fact that if the Company is not able to raise any additional funds, it will run out of cash by September 2002. The intangible assets included $115,000 related to the core technology of Inbox and $6,353,000 related to the goodwill from Inbox.

The Company recognized an impairment of $856,000 for leasehold improvements, down to their estimated fair value, based on the fact that there is a high vacancy rate in Livermore, and that there are empty buildings surrounding Ingenuus's premises. The Company believes that it may be able to sublease the building at the same rent that the Company is currently paying, but may not be able to recover any costs related to the leasehold improvements.

The Company recognized an impairment of $32,000 for computer software down to its estimated fair value.

The Company recognized an impairment for furniture and fixtures in the amount of $15,000, down to their estimated fair value.

The Company recognized an impairment of $2,000 for its automobile, down to its estimated fair value.

Gain on Sale of Investments.
----------------------------

In the six months ended May 31,2001 the Company sold 500,000 of the 525,000 shares of Virage Logic it held, for

$6.7 million, at an aggregate cost of $800,000, resulting in a gain of $5.9 million. During fiscal year 2001, the Company sold the entire of 525,000 shares of Virage Logic. Gain on sale of investment, as a percentage of revenue was 0% and 693% in the quarters ended May 31, 2002, and 2001, respectively. For the six months ended May 31, 2002 and 2001, the gain on sale of investment, as a percentage of revenue was 0% and 618%, respectively.

Interest and Other, Net.
------------------------

The interest and other, net decreased 97% to $2,000 in quarter ended May 31, 2002 from $76,000 in the quarter ended May 31, 2001. The interest and other, net decreased 19% to $133,000 in six months ended May 31, 2002, from $165,000 in the six months ended May 31, 2001. The decrease of $74,000 in the quarter ended May 31, 2002, compared to the quarter ended May 31, 2001, consisted primarily of $70,000 decrease in interest income. The decrease in the six-month period 2002 was due mainly to $143,000 decrease in interest and dividend income on investments, which was partially offset by interest of $118,000 on tax refunds received from the IRS. Interest and other, net as a percentage of revenue were 2% and 15% in the quarters ended May 31, 2002, and 2001, respectively and 42% and 17% in the six months ended May 31, 2002 and 2001, respectively.

Foreign currency balance sheet accounts of the Novo foreign subsidiary in Japan are translated into U.S. dollars at exchange rates prevailing on the balance sheet dates. Revenue, costs and expenses are translated into U.S. dollars at average rates for the period. Gains and losses resulting from foreign exchange transactions are included in the statement of operations and were not significant during the periods presented.

Provision  for Income  Taxes.
-----------------------------

There was no provision for income taxes in the quarters and six months ended May 31, 2002, and 2001, respectively. There was $2,000 provision taken for income taxes in the quarter and six months ended May 31, 2001.

The Company has taken a valuation allowance on the full amount of the net operating loss carry-forwards and its other net deferred tax assets since it is likely that the benefit will not be realized in the future.

Liquidity and Capital Resources.
--------------------------------

We have funded our operations primarily from license revenue and the net proceeds of $71.9 million from the initial public offering of our common stock in May 1998.

Our operating activities used net cash of $3.8 million and $9.7 million in the six months ended May 31, 2002 and 2001, respectively. Net cash used in the six months ended May 31, 2002 and 2001 were due to the significant net losses incurred for these periods. During the six months ended May 31, 2002, we received $609,000 in income tax refunds from the IRS.

Net cash (used for) and provided by investing activities were ($301,000) and $6.7 million in the six months ended May 31, 2002, and 2001, respectively. During the six months ended May 31, 2002, we used $295,000 for capital expenditures related to interior improvements to our Livermore facility. In the six months ended May 31, 2001, we received net proceeds of $6.7 million from the sale of 500,000 shares of Virage Logic, Corp. and we used $35,000 for purchases of property and equipment.

Net cash provided by and (used for) financing activities were $1,000 and ($135,000) in the six month ended May 31, 2002, and 2001 respectively. Net cash provided by financing activities in the six months ended May 31, 2002 was from the issuance of common stock under employee stock purchase plan. Net cash used by financing activities in the six months ended May 31, 2001 consisted primarily of repurchase of common stock of $149,000.

Net proceeds from the sale of SIP business were $2.0 million in the six months ended May 31, 2001. The entire amount of $11.3 million from the sale of SIP business had been received as of November 30, 2001.

As of May 31, 2002, we had cash and cash equivalents of $1.4 million, an accumulated deficit of $99.5 million and working capital of ($805,000).

We have suffered recurring losses in the first six months of fiscal 2002, fiscal 2001, and 2000. Our continued existence is dependent on our ability to achieve profitable operations. If we achieve profitability or obtain additional financing, we intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including:

* the costs and timing of our product development efforts and the success of these development efforts;

* the costs and timing of our sales and marketing activities;

* the extent to which our existing and new products gain market acceptance;

* competing technological and market developments;

* the costs involved in maintaining and enforcing patent claims and other intellectual property rights; and

* economic conditions.

Overall weakness in the general economy and our deteriorating financial condition caused demand for our product to decline during the second quarter of 2002. As a result, the Company made no software sales in the second quarter of 2002, and therefore did not meet its revenue target for that period.

As a result, we further reduced headcount and operating expenses to preserve cash. However, even without revenues, we believe that we will be able to fund our operations with existing cash until September 2002. We need to raise immediate additional funds in order to support our continued operating losses and to otherwise fund our operations. We are attempting to raise funds through our on-going efforts to sell the Company's products and services, by trying to sell off our investments in Slim Technology, and by attempting to raise funds via traditional sources and venture capitalists. In addition, the Company is actively pursuing strategic business combinations with several companies. If additional funding becomes available, we cannot be sure that such investments will be offered on acceptable terms. Also, we cannot be sure that any business combination will be entered into. If adequate funds are not available or a business combination is not entered into, we will be required to cease our operations.

The amount and timing of our future capital needs will be highly dependent upon our ability to increase our revenue, control our expenses, and successfully manage the restructuring of our operations. Thus, our current expectations regarding the amount and timing of our future cash needs and cash flows are subject to substantial uncertainty. If we succeed in raising additional funds through the issuance of equity securities, the issuance will result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. The terms of these securities may also impose restrictions on our operations.

Other Factors Affecting Future Operating Results

Possible Challenges to Success

We May Not Be Successful in Marketing the MCM Product

In January 2001, we formally introduced Manufacturing Change Manager TM ("MCM"), a software program that allows all members of the manufacturing supply chain to communicate and collaborate using the Internet as a fully integrated and automated system.

Our future depends on our ability to enhance and expand the existing MCM product, and to introduce new products as technology allows. There can be no assurance that we will be successful in marketing the MCM product. We may also experience release delays that are costly, and that can harm our business and result in possible litigation. Other possible risks affecting our product sales include:

* manufacturers' resistance to change;

* reductions in capital spending by customers due to economic downturn or inflation;

* miscalculations regarding the need for the MCM product;

* misappropriation of the Company's technology or copyright infringement;

* diversion of resources due to litigation, including intellectual propriety rights litigation; and

* lack of sales, marketing, and customer support.

Also, our customers are subject to:

* rapid technological change;

* frequent introductions of new products;

* short product life cycles;

* changes in customer demands and requirements; and

* evolving industry standards.

Our Ability to Continue Operations Will Depend on Our Ability to Secure Funding.

The Company made no software sales in the quarter ending May 31, 2002. If this condition continues, we will not be able to continue operations beyond September 2002. As a result, the Company's short-term viability will depend on our ability to secure an immediate source of funding through either the sale of additional equity securities or a merger. If such funding or merger does not occur, we will be forced to cease operations and/or file for bankruptcy.

The Introduction of a Competing Product by a Large Company Could Have an Adverse Effect on Sales.

We must deliver our product in the marketplace before the competition provides a similar whole solution. If a competitor with better name recognition were to produce a comprehensive manufacturing change product, it would likely have an adverse effect on our financial condition.

If We Do Not Establish Our Name in the Industry, Our Business Could Be Harmed

We are a small, relatively unknown new entrant into the manufacturing change marketplace. Customers have been, and may continue to be, reluctant to purchase our products because of concerns about our viability. If customers continue to resist the idea of having an unknown company supply their manufacturing change needs, such resistance will likely have an adverse effect on our financial condition.

If We Do Not Establish a Firm Customer Base, Our Business Could Be Harmed

If our sales team is not successful in closing sales with major manufacturers, this will have an adverse effect on the overall sales plan and on the financial condition of the company.

The Manufacturing Industry May Resist Changing to Our Platform

Manufacturers with significant investment in present systems may resist the idea of a basic platform such as ours, fearing that it may not be flexible enough to meet their individual needs. Such resistance would likely have an adverse effect on our financial condition.

Product Defects May Harm Our Business

Like any new software product, the MCM software may have some "bugs" or defects that could appear after a company has purchased and installed the software. Such occurrences could have an adverse effect on our financial condition due to customer dissatisfaction, the additional labor costs involved in fixing it, and delays in shipping additional products.

A Recession or Economic Downfall Would Harm Our Business

If current economic conditions persist, customers may further delay capital spending, which will have an adverse effect on our financial condition.

In addition, terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to the overall economy, our business, employees, supplies, distributors and resellers, and customers, all of which could have an adverse effect on our operations and financial results.

Risks Associated with Our International Sales Could Harm Our Business

We continue to market our products to the international market. There are a number of risks inherent in dealing with foreign companies. Some of those risks include:

* economic recessions and political instability;

* exchange rate fluctuations;

* extended accounts receivables and collections difficulties;

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

* our ability to retain our existing  personnel and hire  additional  personnel;
and

* general economic conditions.

We Face the Risk of Losing Existing Contracts.
-----------------------------------------------

Our contracts may generally be canceled without cause, and if a customer cancels or delays performance under any such contracts, our business, operating results and financial condition could be materially adversely affected.

Manufacturers May be Reluctant to Make Capital Investments.
-----------------------------------------------------------

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

We May Fail to Successfully Integrate Our Business With Merger and Acquistion Partners.

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

We Depend on Key Personnel

Our business depends in significant part on the continued service of our executive officers and other senior management and key employees, including certain technical, managerial and marketing personnel. The loss of the services of any of these individuals or groups of individuals could have a material adverse effect on our business, operating results and financial condition. None of our executive officers has an employment agreement with us. Also, any significant growth of our business and expansion of our customer base would place a significant strain on our management and operations. We believe that our future business results will depend in significant part upon our ability to identify, attract, motivate and retain additional highly skilled technical, managerial and marketing personnel and to hire replacements for employees that leave us. Competition for such personnel in the computer software industry is intense. There can be no assurance we will be successful in identifying, attracting and retaining such personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Our Share Price Is Volatile

Since our initial public offering in April 1998, the market price of our Common Stock has been highly volatile and is expected to be significantly affected by factors such as:

* actual or anticipated fluctuations in our operating results;

* the liquidity of our common stock;

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

* adoption of new accounting standards affecting the software industry; and

* general market conditions.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the securities of technology companies, which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the market price of our Common Stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We develop products in the U.S. and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We currently have funds in foreign currency, which are translated to U.S. dollars. Hence, strengthening of the dollar may result in a decrease in the value of such foreign currency when converted to U.S. dollars.

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

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

Date: July 15, 2002