Form 10-Q
period 2002-08-31
INGENUUS CORP
filed 2002-10-15
CIK 1031911

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended August 31, 2002

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the Registrant's common stock outstanding as of August 31, 2002, was 38,638,062.

                              INGENUUS CORPORATION

                                    FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 31, 2002

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

 a) Condensed Consolidated Statements of Operations for the
    three and nine months ended August 31, 2002 and 2001 ....................  1

 b) Condensed Consolidated Balance Sheets at August 31, 2002
    and November 30, 2001 ...................................................  2

 c) Condensed Consolidated Statements of Cash Flows for the
    nine months ended August 31, 2002 and 2001 ..............................  3

 d) Notes to Condensed Consolidated Financial Statements ....................  4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ........................................... 10

Item 3. Quantitative and Qualitative Disclosure About Market Risk ........... 23

Item 4. Controls and Procedures ............................................. 24

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .................................... 25

SIGNATURES .................................................................. 25

CERTIFICATIONS .............................................................. 25

                          PART I. FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INGENUUS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                        Quarter ended August 31,       Nine Months Ended August 31,
                                                                        ------------------------       ----------------------------
                                                                          2002            2001            2002            2001
                                                                        --------        --------        --------        --------
Revenue                                                                 $     66        $    366        $    383        $  1,320
Cost of revenue                                                              208             599             971           2,024
                                                                        --------        --------        --------        --------
Gross profit (loss)                                                         (142)           (233)           (588)           (704)
                                                                        --------        --------        --------        --------

Operating expenses:
  Research and development                                                   300             526           1,373           1,925
  Sales and marketing                                                        285           1,384           1,796           4,137
  General and administrative                                                 533             877           1,807           3,365
  Amortization of goodwill and other intangible assets                        97             834           1,633           2,502
  Impairment of assets                                                      --              --             7,433            --
  Loss on sale of Japan subsidiary                                            24            --                24            --
  Lease impairment                                                           289            --               289            --
                                                                        --------        --------        --------        --------
       Total operating expenses                                            1,528           3,621          14,355          11,929
                                                                        --------        --------        --------        --------

(Loss) from operations                                                    (1,670)         (3,854)        (14,943)        (12,633)

Gain (loss) on sale of investment - Slim Technology                          119            --               119            --
Gain (loss) on sale of investment - Virage Logic                            --                43            --             5,935
Interest and other, net                                                        3             547             136             712
                                                                        --------        --------        --------        --------
(Loss) from continuing operations                                         (1,548)         (3,264)        (14,688)         (5,986)
(Loss) on disposal of discontinued operation                                --              (705)           --              (705)
(Loss) from discontinued operations                                         --              (145)           --              (524)
                                                                        --------        --------        --------        --------
(Loss) before income taxes                                                (1,548)         (4,114)        (14,688)         (7,215)
Income tax provision                                                        --                 2            --                 5
                                                                        --------        --------        --------        --------
Net income(loss)                                                          (1,548)         (4,116)        (14,688)         (7,220)
                                                                        --------        --------        --------        --------
Net (loss) attributable to common stockholders                          $ (1,548)       $ (4,116)       $(14,688)       $ (7,220)
                                                                        ========        ========        ========        ========

EARNINGS (LOSS) PER SHARE -- BASIC AND DILUTED
Continuing operations                                                   $  (0.04)       $  (0.09)       $  (0.38)       $  (0.16)
Discontinued operations                                                     --             (0.02)           --             (0.04)
Net (loss) per share attributable to common stockholders                $  (0.04)       $  (0.11)       $  (0.38)       $  (0.20)
Shares used in basic and diluted per share calculation                    38,638          36,853          38,631          36,829


The accompanying notes are an integral part of these consolidated financial statements

                              INGENUUS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)

                                                                                                        August 31,      November 30,
                                                                                                           2002             2001
                                                                                                         ---------        ---------
                                                                                                       (Unaudited)
                                                                 ASSETS
Current assets:
  Cash and cash equivalents                                                                              $     452        $   5,496
  Accounts receivable, (net of allowance)                                                                       12              549
  Income taxes receivable                                                                                     --                609
  Loan to related party and other receivable, (net of allowance)                                                12               62
  Prepaid expenses and other current assets                                                                    277              245
                                                                                                         ---------        ---------
       Total current assets                                                                                    753            6,961

Property and equipment, net                                                                                    105              858
Goodwill and other intangible assets                                                                           985            9,590
Restricted cash                                                                                               --                125
Investments and other assets                                                                                    71              114
                                                                                                         ---------        ---------
       Total assets                                                                                      $   1,914        $  17,648
                                                                                                         =========        =========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                       $     683        $     865
  Accrued liabilities                                                                                        1,670            2,386
  Deferred revenue                                                                                             101              539
                                                                                                         ---------        ---------
       Total current liabilities                                                                             2,454            3,790

Long term liabilities:
  Lease liabilities                                                                                            289             --
                                                                                                         ---------        ---------
       Total liabilities                                                                                     2,743            3,790
                                                                                                         ---------        ---------

Commitments and contingencies (Note 12 )
Stockholders' equity:
  Common stock                                                                                             103,473          103,472
  Treasury stock                                                                                            (3,254)          (3,254)
  Accumulated deficit                                                                                     (101,048)         (86,360)
                                                                                                         ---------        ---------
       Total stockholders' equity                                                                             (829)          13,858
                                                                                                         ---------        ---------
       Total liabilities and stockholders' equity                                                        $   1,914        $  17,648
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

                              INGENUUS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                                              Nine Months Ended
                                                                                                           ------------------------
                                                                                                                  August 31,
                                                                                                           ------------------------
                                                                                                             2002            2001
Cash flows from operating activities:
Net loss                                                                                                   $(14,688)       $ (7,220)
Deduct: Loss on disposal of discontined operations                                                             --               705
                                                                                                           --------        --------
Net Loss from operations                                                                                   $(14,688)         (6,515)
Adjustments to reconcile net loss to net cash provided by(used for) operating activities:
 Realized gain on sale of Virage Logic shares                                                                  --            (5,935)
 Realized gain on sale of  shares of Slim Tech                                                                 (119)           --
 Write-off of fixed assets                                                                                      (13)           --
 Depreciation and amortization                                                                                2,262           3,636
 Gain(Loss) on disposal of fixed assets                                                                          10               3
 Allowance for doubtful accounts                                                                               (121)           --
 Allowance for Loan to related party&other rec.                                                                  46            --
 Impairment of fixed assets                                                                                     906            --
 Impairment of intangible assets                                                                              6,527            --
 Lease impairment                                                                                               289            --
 Cumulative translation adjustment                                                                             --               (44)
 Changes in assets and liabilities, net of assets and liabilities acquired/disposed of:
   Accounts receivable                                                                                          416               4
   Income tax receivable                                                                                        609           1,480
   Loan to related party                                                                                         10            --
   Prepaid expenses and other current assets                                                                    (38)           (238)
   Restrict cash                                                                                                125             (19)
   Other assets                                                                                                  43            --
   Accounts payable                                                                                            (182)           (731)
   Accrued liabilities                                                                                         (716)         (2,728)
   Deferred revenue                                                                                            (196)             45
                                                                                                           --------        --------
     Net cash used for operating activities                                                                  (4,830)        (11,042)
                                                                                                           --------        --------

Cash flows from investing activities:
 Purchases of property and equipment                                                                           (334)            (40)
 Sales of fixed assets                                                                                         --                 3
 Proceeds from  sale of available-for-sale securities-Virage Logic                                             --             6,739
 Proceeds from sale of shares of Slim Tech                                                                      119            --
                                                                                                           --------        --------
     Net cash provided by (used for) investing activities                                                      (215)          6,702
                                                                                                           --------        --------

Cash flows from financing activities:
 Proceeds from issuance of common stock, net                                                                      1              14
 Repurchase of common stock                                                                                    --              (169)
                                                                                                           --------        --------
     Net cash provided by (used for) financing activities                                                         1            (155)
                                                                                                           --------        --------

 Net proceeds from the sale of discontinued operations                                                         --             3,000

Effective exchange rate changes on cash and cash equivalents                                                   --              --

Net (decrease) increase in cash and equivalents                                                              (5,044)         (1,495)
Cash and equivalents, beginning of period                                                                     5,496           8,789
                                                                                                           --------        --------
Cash and cash equivalents, end of period                                                                   $    452        $  7,294
                                                                                                           ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                              INGENUUS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Therefore, they do not include all the disclosures presented in the Company's Form 10-K. These financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America and accordingly, should be read in conjunction with the consolidated financial statements and notes included as part of the Company's latest Form 10-K for the fiscal year ended November 30, 2001.

In the opinion of management, the consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim period. The results of operations presented are not necessarily indicative of the results to be expected for the full year or for any other period.

The accompanying consolidated financial statements have been prepared assuming that Ingenuus Corporation will continue as a going concern. The Company has suffered recurring losses from operations and has an accumulated deficit of $101.0 million. In the first quarter of fiscal 2000, the Company purchased Inbox Software, Inc, and this acquisition has yet to generate significant revenues. The Company's continued existence depends on its ability to achieve profitable operations. If this does not happen, the Company will need to raise additional capital to fund its operations. There is substantial doubt that, as a stand-alone entity, the Company will either achieve profitability, or that it will be successful in raising additional funding if profitability is not achieved. The Company had no new software sales in the third quarter of 2002.

The Company sold its Japanese subsidiary for 4.124 million yen, or $34,300. The Company assumed liability of 2.600 million yen, or $21,625, and paid 1.328 million yen, or $11,049 related to deferred revenue that was already collected for maintenance service contracts that extended beyond July 31, 2002. The Company wrote-off all the assets and liabilities of the Japan subsidiary and recognized a loss of $24,000 in the third quarter ended August 31, 2002.

The Company evaluated its assets to determine if they were impaired under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 121 ("SFAS 121") at November 30, 2001 and again at February 28, 2002, using undiscounted cash flows. These projected undiscounted cash flows were based on a sixty-month forecast. Although these cash flow projections reflected decreasing cash balances during fiscal year 2002, there was sufficient cash available during the entire forecasted period. Hence, based on the fact that the Company had some strong prospects in its sales pipeline, the improving economic condition, and the Company's ability to further restructure to preserve cash and be able to fund its operations, the Company concluded the assets were not impaired.

Management noted the following factors during the second quarter of 2002:

         o certain sales expected for the second quarter of 2002 had not materialized;

         o        certain   sales   projected   for  the   third   quarter   and
                  substantially all for the second quarter of 2002 have been canceled or extended to the fourth quarter of 2002 or beyond;

         o overall economic conditions had not improved to the extent that it was forecasted in fiscal 2001 and the first quarter of fiscal 2002; and

         o based upon the revised cash flow projections, the Company would use in operations all remaining cash by September 2002 unless additional funding becomes available.

While the Company aggressively pursued its sales goal of at least $600,000 in the third quarter of 2002, without significant improvement in the overall economy, its ability to close these accounts was substantially at risk.

Due to the factors outlined above, the cash flow forecast projects a deficit cash balance during September 2002. Accordingly, the Company determined it is no longer appropriate to include projected undiscounted cash flows beyond September 2002 for the purposes of determining asset impairment under SFAS 121.

The Company concluded that with no revenue in the first and second quarters of 2002 from Ingenuus software, and given the fact that the Company's prospects keep delaying capital purchases, there is a strong possibility that the Company will not be able to generate enough revenue and cash to continue operations. Hence, in the second quarter of fiscal 2002 using SFAS 121, the Company concluded the assets and the intangibles were impaired and were written-down to the estimated fair value.

Based on current cash flows, and on the assumption that the Company will be out of funds by September 2002, several intangible and fixed assets were deemed impaired. The total impairment of assets was $7.4 million, which was recorded in the second quarter:

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

In the third quarter ended August 31, 2002, the Company, once again, was not able to achieve its sales goals and also, was not able to close any new orders.

On September 9, 2002, the Company restructured the note that was due from Chip & Chip, Inc., ("Chip & Chip"), with a third party, named Pulsic Ltd, a company in the United Kingdom, which acquired Chip & Chip. The Company received a note in the amount of $852,500, of which $150,000 was to be paid on September 13, 2002, another $150,000 to be paid on September 27, 2002, and the balance to be paid on October 31, 2002. This note was in exchange for the two notes in the amount of $850,000 each, plus interest that was due from Chip & Chip to Ingenuus. Chip & Chip previously defaulted on its payments that were due to Ingenuus and were written-off during fiscal year 2001. Based on this prior collection experience, Ingenuus will use the cash-basis of accounting, and will record any gain once it receives payments due from Pulsic for the restructured note.

Pulsic made its first payment of $150,000 on September 13, 2002. The second payment due was received on October 2, 2002. These two payments will be recognized in the fourth quarter.

The Company further was able to sell 10% of its 40% holding in Slim Technology Co, Ltd., a Korean company, ("Slim Tech"), which was written-off in prior years, to Slim Tech employees in the amount of $125,000. The funds were collected on August 14, 2002.

Based on the collection of funds from the first two payments in the amount of $150,000 each that were due from Pulsic, and the net amount of $118,750 from the sale of Slim Tech shares as noted above, the Company expects to be able to continue its operations through the end of October 2002.

The Company reevaluated its assets to determine if they were further impaired under SFAS 121 at August 31, 2002. The Company concluded that all assets were carried at or below their estimated fair value, and hence, no impairment charge was recorded in the third quarter 2002.

The Company is currently not utilizing all of its leased office space and is trying to sublease its building in Livermore. Since the Company may not be able to sublease the building at the full rate, it may have to discount its sublease, and may also include free rent. As a result, the Company used EITF 88-10; "Costs Associated With Lease Modification or Termination", with respect to the loss related to the operating lease. The Company also used the guidance under EITF issue #94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". The estimated loss on the sublease, $289,000 was charged to expense in the third quarter of 2002. The estimated liability will be reevaluated at the end of each quarter going forward.

Certain reclassifications have been made to 2001 amounts to conform to the 2002 presentation. These reclassifications had no effect on net loss.

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

The Company was unsuccessful in selling Verilux Design Technology, Inc. ("Verilux"), the Electronic Design Automation ("EDA") segment of the Company. On May 15, 2001, the Company notified Verilux employees of its intent to terminate their employment with the Company in one hundred twenty days and accrued termination benefits of $226,000 in the second quarter. On June 18, 2001, the Company adopted a plan to dispose of the assets of Verilux. Since the assets of Verilux were not sold, the Verilux business was discontinued effective August 31, 2001. As a result, the operations of the EDA business have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes.

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

4. Recent Accounting Pronouncements

In July 2001, the FASB issued two statements, Statement No. 141, "Business Combinations" ("SFAS No. 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of the pooling-of-interests method for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with a fiscal year beginning after March 15, 2001. The Company did not early adopt SFAS 142. Companies with fiscal year beginning after December 15, 2001 are required to adopt SFAS 142. Companies with fiscal year beginning after March 15, 2001 can early adopt SFAS
142. The Company will adopt SFAS 142 in fiscal year 2003, beginning December 1, 2002. The Company has not yet determined what effects these changes may have on its consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No.144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and replaces SFAS 121 while retaining the substantive aspects, and amends certain accounting and reporting provisions of APB Opinion No.30 and ARB No.51. The new rule removes goodwill from its scope and, therefore, eliminates the requirement of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. It also establishes guidance and criteria beyond that previously specified in SFAS 121, including guidance on reporting discontinued operations. The Company did not early adopt SFAS 144. Companies with fiscal year beginning after December 15, 2001 are required to adopt SFAS
144. The Company will adopt SFAS 144 in fiscal year 2003, beginning December 1, 2002. The Company will apply the new rule on accounting for long-lived assets beginning in the first quarter of 2003 and has not yet determined the extent of such effects on the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We will adopt the provisions of SFAS No. 146, for restructuring activities initiated after November 30, 2002.

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

The Company's total comprehensive income (loss) was as follows (in thousands):

                                                               Quarter Ended             Nine Months Ended
                                                           ----------------------      ----------------------
                                                                  August 31,                 August 31,
                                                           ----------------------      ----------------------
                                                             2002          2001          2002          2001
                                                           --------      --------      --------      --------
Net Loss                                                   $ (1,548)     $ (4,116)     $(14,688)     $ (7,220)
Other comprehensive income:
Realized gain--previously recognized                           --            --            --          (6,050)
Unrealized holding gain on available--for sale
   marketable securities                                       --             (50)         --           1,145
                                                           --------      --------      --------      --------
Comprehensive Income/(Loss)                                $ (1,548)     $ (4,166)     $(14,688)     $(12,125)


6. Investments

Investment in Virage Logic

In fiscal 1998, the Company made a private equity investment in Virage Logic Corp. ("Virage"), for an aggregate cost of $840,000. As of November 30, 1999, this investment was carried at cost in the balance sheet as the Company's ownership interest in Virage was less than 20%. Since August 2000, when Virage completed an initial public offering of its common stock, the equity securities have been publicly traded. As of November 30, 2001, the Company sold all of the Virage shares held, 525,000, for $7.0 million at a cost of $840,000, which resulted in a gain of $6.2 million. $5.9 million of this gain was included in income from operations for the nine months ended August 31, 2001.

Impairment of Investment in Slim Technology

During the first quarter of fiscal 1999, the Company purchased a 40% interest in Slim Tech at a cost of $2.3 million. Slim Tech performs semiconductor design services for Korean customers. With the disposal of the SIP business in April 2000 and the Company's new focus as a software business-to-business collaborative commerce company, the investment in Slim Tech was no longer strategic to the Company's operations, and as a result, the Board of Directors authorized management to sell the investment. Based on a number of factors, including the failure to find a buyer for the investment and recurring operating losses generated from the investment, management assessed that there had been a permanent decline in the value of this investment. An impairment charge of $1.7 million was recorded in fiscal 2000 to write down the value of the investment to zero.

In August 2002, the Company sold 10% of its 40% interest in Slim Tech to Slim Tech employees in the amount of $125,000. The Company received payment for the sale on August 14, 2002. A net gain of $118,750 was recognized in this quarter. The Company paid 5%, or $6,250, commission related to the sale. The Company is continuing its efforts to sell its remaining investment in Slim Tech.

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

The first installment of the sales consideration was paid on the due date in the fourth quarter of fiscal 2000, $242,000 in cash and $633,000 by surrendering 500,000 shares of Ingenuus stock to the Company. Chip & Chip defaulted on the second payment of $850,000 due in October 2001. Subsequent to the default of payment by Chip & Chip, it was also noted that Chip & Chip was not able to raise enough capital to continue as a going-concern and/or be able to repay the notes to the Company. The second and third payments were deemed uncollectible and were written-off on November 30, 2001.
On September 9, 2002, the Company restructured the note that was due from Chip & Chip with a third party, named Pulsic Ltd, a company in the United Kingdom, which acquired Chip & Chip. The Company received a note in the amount of $852,500, of which $150,000 was to be paid on September 13, 2002, another $150,000 to be paid on September 27, 2002, and the balance to be paid on October 31, 2002. This note was in exchange for the two notes in the amount of $850,000 each plus interest that was due from Chip & Chip to Ingenuus. Chip & Chip previously defaulted on its payments that were due to Ingenuus. Based on this fact, Ingenuus will use the cash-basis of accounting, and will record any gain once it receives payments due from Pulsic for the restructured note.

Pulsic made its first payment of $150,000 on September 13, 2002. The second payment due was received on October 2, 2002. These two payments will be recognized in the fourth quarter.
8. Segment and Geographic Information

As of August 31, 2002, the Company operated as only one segment. This segment includes the business-to-business collaborative commerce solutions, as well as the hardware and software maintenance services. The EDA segment was discontinued as of August 31, 2001.

Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue is reported by country, based on the location of the customer. All property and equipment, except for an immaterial amount, is based in the U.S. and therefore is not disclosed below. Geographic revenue for each of the three-month periods ended August 31, 2002 and August 31, 2001 is as follows (in thousands):


                                                   QUARTER ENDED (in thousands)
                                                   ----------------------------
                                                     August 31,      August 31,
                                                       2002             2001
                                                       ----             ----
United States ................................         $ 56             $127
Asia .........................................           10              224
Other International ..........................          --                15
                                                       ----             ----
 Total .......................................         $ 66             $366
                                                       ====             ====

We  closed  our   international   operation  in  Japan  as  of  July  31,  2002.
International revenue from our operations in Japan accounted for $10,000 and $220,000 for the quarters ended August 31, 2002 and 2001, respectively.

Major Customers.

For the quarter ended August 31, 2002, three customers accounted for 35%, 28%, and 13% for a total of 76% of revenue. For the quarter ended August 31, 2001, three customers accounted for 37%, 20%, and 14% for a total of 71% of revenue.

9. Stock Repurchase Program

In March 2001, the Company approved a stock repurchase program in which up to $1,500,000 of its common stock may be, from time to time, purchased by the Company in the open market depending upon market conditions, share price and other factors. There were no repurchases of common stock in the quarter and nine months ended August 31, 2002. Ingenuus had repurchased 86,700 shares at a total cost of $21,100 and 482,200 shares at a total cost of $169,200 of its common stock under this program for the quarter and nine months ended August 31, 2001, respectively.

10.  Repricing of Stock Option

In January 2001, the Board of Directors approved a proposition to reduce the exercise price of all outstanding employees' and consultants' stock options to $0.375 per share, the fair market value of the Company's common stock as of January 8, 2001. On September 24, 2001, the Board of Directors approved a proposition to reduce the exercise price of all outstanding employees' and consultants' stock options to $0.11 per share, the fair market value of the Company's common stock as of September 25, 2001.

On August 27, 2002, the Board of Directors approved a proposition to reduce the exercise price of employees' stock option grants to $0.01 per share, the fair market value of the Company's common stock as of August 26, 2002. As a result of such modification, all options eligible for the offer are subject to variable plan accounting until the option is exercised, cancelled or expired. Any future increase in stock market price will result in additional compensation expense.

For the quarters ending August 31, 2002 and August 31, 2001, the Company did not record any compensation expenses related to repricing of stock options since the stock market price was at or below the repriced option price.

11.  Other Significant Events

In December 2001, the Company relocated its corporate headquarters from Sunnyvale, California to 7455 Longard Road, Livermore, California, pursuant to a new lease that expires in November 2011. The Company incurred approximately $900,000 in capital expenditures related to the interior improvements of the Livermore facility, and approximately $100,000 in moving and other expenses. During the second quarter of 2002, the Company took a charge of $856,000 related to leasehold improvements (see Note 1 - Leasehold Improvements). The annual lease payments for the new facility are as follows:

Year ended November 30, (in thousands)
--------------------------------------
2002 ...........................................................          $  270
2003 ...........................................................             282
2004 ...........................................................             294
2005 ...........................................................             305
2006 ...........................................................             317
For the years thereafter .......................................           1,782
                                                                          ------
Total minimum lease for Livermore office .......................          $3,250

During the third quarter of 2002, the Company took a charge of $289,000, related to the lease modification.

12.  Commitments

On May 29, 2002, the Board of Directors approved further expense reduction, including a reduction in headcount.

As  a  result,  eleven  employees,   (two  in  professional  services,  four  in
engineering,   three  in  sales  and   marketing,   and  two  in   general   and
administrative), were terminated.

The Company accrued approximately $285,000 in severance, which will be paid out until May 2003. The Company recorded the expenses related to the accrual as follows: $18,000 in professional services/cost of sales, $23,000 in research and development, $112,000 in sales and marketing, and $132,000 in general and administrative. Payments to three employees accounted for 82% of the accrued severance. As of August 31, 2002, $166,600 remained as an accrued liability.

On July 31, 2002, the Board of Directors, once again, approved further expense reduction, including a reduction in headcount.

As a result, five employees, (two in engineering, two in sales and marketing, and one in general and administrative) were terminated. In addition, five employees, all in engineering, became inactive, until further notice.

The Company accrued approximately $71,000 in severance, which will be paid out until May 2003. The entire accrual was made for one key employee in engineering. As of August 31, 2002, $68,000 remained as an accrued liability.

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

As of August 31, 2002, the Company operated as only one segment. This segment includes the business-to-business collaborative commerce solutions, as well as the hardware and software maintenance services. The EDA segment was discontinued as of August 31, 2001.

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

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial conditions in the preparation of its financial statements in conformity with accounting principles generally accepted in the U.S. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Although historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements, future actual results may vary significantly. Estimates and assumptions include, but are not limited to, customer receivables, fixed asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

         o        impairment  of  long-lived   assets,   SFAS  121,  to  measure
                  impairment of long-lived assets, identifiable intangible assets and any related goodwill. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recorded an impairment charge as discussed under "Impairment of Assets."

         o the intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards;

         o the EITF 88-10 "Costs Associated With Lease Modification or Termination";

         o the EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)"; and

         o we recorded an allowance for credit losses based on estimates of customers' ability to pay. If the financial condition of our customers were to deteriorate, additional allowances may be required.

These accounting policies are applied consistently for all periods presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

Results of Continuing Operations

As of August 31, 2002, the Company operated as only one segment, the business-to-business collaborative commerce solutions related to Inbox, hardware and services related to Novo, and maintenance services related to Novo and Inbox. The Ingenuus segment's activities for the three and nine months ended August 31, 2002 and 2001, excluding amortization of goodwill, involved primarily activities surrounding product revenues from the Inbox business, system maintenance revenue from the Novo business, research and development expenditures, sales and marketing, and general and administrative expenses.

As of July 31, 2002, the Company closed its subsidiary in Japan. The Japan subsidiary, which was part of the Ingenuus business, provided maintenance services related to Novo business, and hence, most of the revenue generated was from maintenance contracts. For the quarter ended August 31, 2002 and 2001, the revenues from our Japan operations were $10,000 and $220,000, respectively. For the nine months ended August 31, 2002 and 2001, the revenues from our Japan operations were $187,000 and $709,000, respectively.

The Company sold its Japan subsidiary to a former employee of the Japan subsidiary for 4.124 million yen, or $34,300. The Company assumed liability of
2.600 million yen, or $21,625, and paid 1.328 million yen, or $11,049 related to deferred revenue that was already collected for maintenance service contracts that extended beyond July 31, 2002. The Company wrote-off all the assets and liabilities of the Japan subsidiary and recognized a loss of $24,000 in the third quarter ended August 31, 2002.

The EDA segment, which included the development and sale of software tools for EDA, related to Verilux, was discontinued as of August 31, 2001.

Results of Operations

The following tables set forth selected statements of operations data expressed both in dollars (in thousands) and as a percentage of revenue for the three and nine month periods ending August 31, 2002 compared to the three and nine month periods ending August 31, 2001:


                              INGENUUS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)
                                   (Unaudited)

                                                               Quarter Ended
                                                                August 31,
                                                            --------------------
                                                              2002        2001
                                                            --------    --------
                                                            Ingenuus    Ingenuus
                                                            --------    --------
CONSOLIDATED STATEMENT OF INCOME DATA:
  Revenue                                                    $    66    $   366
  Cost of revenue                                                208        599
                                                             -------    -------
  Gross profit (loss)                                           (142)      (233)

  Operating expenses:
    Research and development                                     300        526
    Sales and marketing                                          285      1,384
    General and administrative                                   533        877
    Amortization of goodwill and other intangible assets          97        834
    Impairment of assets                                        --         --
    Loss on sale of Japan subsidiary                              24       --
    Lease impairment                                             289       --
                                                             -------    -------
      Total operating expenses                                 1,528      3,621
                                                             -------    -------

 (Loss) from operations:                                      (1,670)    (3,854)

  Gain (loss) on sale of investment - Slim Technology            119       --
  Gain (loss) on sale of investment - Virage Logic              --           43
  Interest and other, net                                          3        547
                                                             -------    -------

(Loss) from continuing operations                             (1,548)    (3,264)
(Loss) on disposal of discontinued operation                    --         (705)
(Loss) from discontinued operations                             --         (145)
                                                             -------    -------
(Loss) before income taxes                                    (1,548)    (4,114)
 Income tax provision                                           --            2
                                                             -------    -------
 Net income (loss)                                           $(1,548)   $(4,116)
                                                             =======    =======


The accompanying notes are an integral part of these consolidated financial statements

                              INGENUUS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (percentage of revenue)
                                   (Unaudited)

                                                                                                         Quarter Ended August 31,
                                                                                                      ------------------------------
                                                                                                        2002                 2001
                                                                                                      --------             --------
                                                                                                      Ingenuus             Ingenuus
                                                                                                      --------             --------
                                                                                                          %                    %
                                                                                                      --------             --------
CONSOLIDATED STATEMENT OF INCOME DATA:
  Revenue                                                                                                 100%                 100%
  Cost of revenue                                                                                         315                  164
                                                                                                       ------               ------
  Gross profit (loss)                                                                                    (215)                 (64)


  Operating expenses:
    Research and development                                                                              455                  144
    Sales and marketing                                                                                   432                  378
    General and administrative                                                                            808                  239
    Amortization of goodwill and other intangible assets                                                  147                  228
    Impairment of assets                                                                                    0                    0
    Loss on sale of Japan subsidiary                                                                       36                    0
    Lease impairment                                                                                      438                    0
                                                                                                       ------               ------
      Total operating expenses                                                                          2,316                  989
                                                                                                       ------               ------

  (Loss) from operations:                                                                              (2,531)              (1,053)

  Gain (loss) on sale of investment - Slim Technology                                                     180                    0
  Gain (loss) on sale of investment - Virage Logic                                                          0                   12
  Interest and other, net                                                                                   5                  149
                                                                                                       ------               ------

(Loss) from continuing operations                                                                      (2,346)                (892)
(Loss) on disposal of discontinued operation                                                                0                 (193)
(Loss) from discontinued operations                                                                         0                  (40)
                                                                                                       ------               ------
(Loss) before income taxes                                                                             (2,346)              (1,125)
  Income tax provision                                                                                      0                    0
                                                                                                       ------               ------
  Net income (loss)                                                                                    (2,346)%             (1,125)%
                                                                                                       ======               ======

See accompanying notes to condensed consolidated financial statements.

                              INGENUUS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)
                                   (Unaudited)


                                                                                                     Nine Months Ended August 31,
                                                                                                   --------------------------------
                                                                                                     2002                    2001
                                                                                                   --------                --------
Revenue                                                                                            $    383                $  1,320
  Cost of revenue                                                                                       971                   2,024
                                                                                                   --------                --------
  Gross profit(loss)                                                                                   (588)                   (704)
                                                                                                   --------                --------

Operating expenses:
  Research and development                                                                            1,373                   1,925
  Sales and marketing                                                                                 1,796                   4,137
  General and administrative                                                                          1,807                   3,365
  Amortization of goodwill and other intangible assets                                                1,633                   2,502
  Impairment of assets                                                                                7,433                    --
  Loss on sale of Japan subsidiary                                                                       24                    --
  Lease impairment                                                                                      289                    --
                                                                                                   --------                --------
       Total operating expenses                                                                      14,355                  11,929
                                                                                                   --------                --------

(Loss) from operations                                                                              (14,943)                (12,633)

Gain(loss) on sale of investment - Slim Technology                                                      119                    --
Gain(loss) on sale of investment - Virage Logic                                                        --                     5,935
Interest and other, net                                                                                 136                     712
                                                                                                   --------                --------

(Loss) from continuing operations                                                                   (14,688)                 (5,986)
(Loss) on disposal of discontinued operation                                                           --                      (705)
(Loss) from discontinued operations                                                                    --                      (524)
                                                                                                   --------                --------
(Loss) before income taxes                                                                          (14,688)                 (7,215)
Income tax provision                                                                                   --                         5
                                                                                                   --------                --------
Net income (loss)                                                                                  $(14,688)               $ (7,220)
                                                                                                   --------                --------


See accompanying notes to condensed consolidated financial statements.

                              INGENUUS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (percentage of revenue)
                                   (Unaudited)

                                                                                                       Nine Months Ended August 31,
                                                                                                      ------------------------------
                                                                                                        2002                  2001
                                                                                                      --------              --------
                                                                                                      Ingenuus              Ingenuus
                                                                                                      --------              --------
                                                                                                          %                     %
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenue                                                                                                   100%                 100%
Cost of revenue                                                                                           254                  153
                                                                                                       ------               ------
Gross profit (loss)                                                                                      (154)                 (53)

  Operating expenses:
    Research and development                                                                              358                  146
    Sales and marketing                                                                                   469                  313
    General and administrative                                                                            472                  255
    Amortization of goodwill and other intangible assets                                                  426                  190
    Impairment of assets                                                                                1,941                    0
    Loss on sale of Japan subsidiary                                                                        6                    0
    Lease impairment                                                                                       75                    0
                                                                                                       ------               ------
      Total operating expenses                                                                          3,747                  904
                                                                                                       ------               ------

  (Loss) from operations:                                                                              (3,901)                (957)

  Gain (loss) on sale of investment - Slim Technology                                                      31                    0
  Gain (loss) on sale of investment - Virage Logic                                                          0                  450
  Interest and other, net                                                                                  36                   54
                                                                                                       ------               ------

(Loss) from continuing operations                                                                      (3,834)                (453)
(Loss) on disposal of discontinued operation                                                                0                  (54)
(Loss) from discontinued operations                                                                         0                  (40)
                                                                                                       ------               ------
(Loss) before income taxes                                                                             (3,834)                (547)
  Income tax provision                                                                                      0                    0
                                                                                                       ------               ------
  Net income (loss)                                                                                    (3,834)%               (547)%
                                                                                                       ======               ======

See accompanying notes to condensed consolidated financial statements.


Revenue.

Product revenue primarily consisted of engineering and manufacturing change management software licenses sold to companies. Service revenue primarily consisted of Novo maintenance services for third-party hardware and software products as well as maintenance services related to Inbox products.

Revenue decreased 82% to $66,000 in the quarter ended August 31, 2002 from $366,000 in the quarter ended August 31, 2001 and revenue decreased 71% to $383,000 in the nine months ended August 31, 2002 from $1.3 million in the nine months ended August 31, 2001. Product revenue decreased to $19,000 from $166,000, while service revenue decreased to $47,000 from $200,000 in the quarters ended August 31, 2002 and August 31, 2001, respectively. Product revenue decreased to $40,000 from $312,000, while service revenue decreased to $343,000 from $1.0 million in the nine months ended August 31, 2002 and August 31, 2001, respectively. These decreases were primarily attributable to lower demand for our products and services. Such lower demand is the result of both our deteriorating financial condition and deteriorating economic conditions in the overall economy.

International revenue for the Company accounted for 15% and 50% of revenue for the quarter and nine months ended August 31, 2002, respectively. The Company recorded $10,000 and $191,000 of revenue related to international operations for the quarter and nine months ended August 31, 2002, respectively. The Company closed its international operation in Japan on July 31, 2002. International revenue from operations in Japan accounted for $10,000 and $187,000 for the quarter and nine months ended August 31, 2002, respectively.

Cost of Revenues.

Cost of revenues primarily consists of the costs of products, personnel, amortization of acquired Inbox technology and other operating expenses incurred in providing services to customers. Cost of revenues for Ingenuus segment decreased 65% to $208,000 in the quarter ended August 31, 2002 from $599,000 in the quarter ended August 31, 2001. Cost of revenues decreased 52% to $971,000 in the nine months ended August 31, 2002 from $2.0 million in the nine months ended August 31, 2001. The decreases in cost of revenues were mainly due to decreases in salaries and benefits of $120,000 and $452,000 for the quarter and nine months ended August 31, 2002, as compared to the same periods in 2001. These reductions occurred as a result of a reduction in workforce. For our operations in Japan, the decrease of $157,000 and $366,000 in cost of revenues for the quarter and nine months ended August 31, 2002, as compared to the same periods in 2001, was due to reduced revenues, which resulted in the reduction of subcontractor costs. Cost of revenues as a percentage of revenues was 315% and 164% in the quarters ended August 31, 2002 and August 31, 2001 and 254% and 153% for the nine months ended August 31, 2002 and August 31, 2001, respectively. Cost of revenues for the EDA segment was immaterial in the quarter and nine months ended August 31, 2001. The EDA segment was discontinued as of August 31, 2001.

Research and Development.

Research and development expenses represent the cost of engineering personnel and other expenses incurred in the development and enhancement of our core technology and products. Research and development expenses decreased 43% to $300,000 in the quarter ended August 31, 2002 from $526,000 in the quarter ended August 31, 2001. The decrease in research and development expenses in the quarter ended August 31, 2002 was mainly due to decreases in salaries of $17,000, depreciation expenses of $39,000, and consulting expenses of $148,000. Research and development expenses for Ingenuus decreased 29% to $1.4 million in the nine months ended August 31, 2002 from $1.9 million in the nine months ended August 31, 2001. This decrease was mostly due to decreases in professional fees of $303,000, travel expenses of $43,000 and depreciation expenses of $188,000. These decreases were partially offset by an increase in salaries expenses of $25,000. Research and development expenses as a percentage of revenue were 455% in the quarter ended August 31, 2002, and 144% in the quarter ended August 31, 2001. Research and development expenses as a percentage of revenue were 358% in the nine months ended August 31, 2002 compared to 146% in the nine months ended August 31, 2001.
Sales and Marketing.
Sales and marketing expenses consist of salaries paid to internal sales and marketing personnel and sales representatives and advertising costs and related operating expenses. Sales and marketing expenses decreased 79% to $285,000 in the quarter ended August 31, 2002 from $1.4 million in the quarter ended August 31, 2001. The decrease of sales and marketing expenses in the quarter ended August 31, 2002, compared with the quarter ended August 31, 2001 was mainly due to decreases of $454,000 in advertising related expenses, $504,000 in salaries expenses due to the reduction in headcount, $67,000 in recruiting expenses, and $28,000 in travel expenses. Sales and marketing expenses for Ingenuus decreased 57% to $1.8 million in the nine months ended August 31, 2002, from $4.1 million in the nine months ended August 31, 2001. The decrease in sales and marketing expenses in the nine months ended August 31, 2002, compared with the nine months ended August 31, 2001, was mainly due to decreases of $980,000 in advertising related expenses, $744,000 in salaries expenses due to the reduction in headcount, $423,000 in recruiting expenses, and $137,000 in travel expenses. Sales and marketing expenses as a percentage of revenue were 432% and 378% in the quarters ended August 31, 2002, and 2001, respectively. Sales and marketing expenses, as a percentage of revenue was 469% in the nine months ended August 31, 2002 and 313% in the nine months ended August 31, 2001.

General and Administrative Expenses.

General and administrative expenses include salaries and expenses related to executives, corporate finance, legal and human resources. These expenses decreased 39% to $533,000 in the quarter ended August 31, 2002 from $877,000 in the quarter ended August 31, 2001. For the United States operations, the decrease in general and administrative expenses was mainly due to a $261,000 decrease in salaries expenses as a result of reductions in workforce and a $53,000 decrease in shareholder expenses. This was partially offset by an increase in facility expenses of $27,000. General and administrative expenses decreased 46% to $1.8 million in the nine months ended August 31, 2002, from $3.4 million in the nine months ended August 31, 2001. The decrease in general and administrative expenses in the nine months ended August 31, 2002, compared with the nine months ended August 31, 2001, was mainly due to a decrease in salary expenses of $468,000 as a result of reduced headcount, a $96,000 decrease in recruiting expenses, a $83,000 decrease in shareholders expenses, and lower fees related to professional services and legal expenses of $444,000. This was partially offset by an increase in facility expenses of $133,000.

For our operations in Japan, the general and administrative expenses were $30,000 in the quarters ended August 31, 2002 and 2001, respectively. Our general and administrate expenses were $58,000 and $196,000 in the nine months ended August 31, 2002 and 2001. The decrease of $138,000 in the nine-month period ended August 31, 2002, compared to the same period last year included decreases of $ 100,000 in salaries, $10,000 in travel and $28,000 in common expenses. The decrease in salaries and common expenses were due to the reduction in headcount and relocation to a smaller facility.

General and administrative expenses as a percentage of revenue were 808% and 239% in the quarters ended August 31, 2002, and 2001, respectively. General and administrative expenses as a percentage of revenue were 472% in the nine months ended August 31, 2002 and 255% in the nine months ended August 31, 2001.

Amortization of Goodwill and Other Intangible Assets.

Amortization of goodwill and other intangible assets were $97,000 and $834,000 in the quarters ended August 31, 2002 and 2001, respectively. The amortization expenses of intangible assets were $1.6 million and $2.5 million in nine months ended August 31, 2002 and 2001, respectively. The decrease of $737,000 and $869,000 in the quarter and nine months ended August 31, 2002, respectively, was due to lower amortization expenses because the acquired workforce and trade name of Inbox, and franchise fee of Novo were fully amortized as of November 30, 2001. In addition, the Company recorded $6.4 million of impairment charges related to goodwill and $59,000 related to Novo developed technology in the second quarter of this year, which further substantially reduced amortization expenses for the quarter ended August 31, 2002. Due to the going-concern issues of the Company, the Company wrote down the goodwill and its intangible assets to its fair value. Amortization of intangible assets as a percentage of revenue was 147% and 228% in the quarters ended August 31, 2002 and 2001, and 426% and 190% in the nine months ended August 31, 2002 and 2001, respectively.

Impairment of Assets.

The Company evaluated its assets to determine if they were impaired under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 121 ("SFAS 121") at November 30, 2001 and again at February 28, 2002, using undiscounted cash flow. These projected undiscounted cash flows were based on a sixty-month forecast. Although these cash flow projections reflected decreasing cash balances during fiscal year 2002, there was sufficient cash available during the entire forecasted period. Hence, based on the fact that the Company had some strong prospects in its sales pipeline, the improving economic conditions, and the Company's ability to further restructure to preserve cash and be able to fund its operations, the Company concluded its assets were not impaired.

Management noted the following factors during the second quarter of 2002:

         o certain sales expected for the second quarter of 2002 had not materialized;

         o        certain   sales   projected   for  the   third   quarter   and
                  substantially all for the second quarter of 2002 have been canceled or extended to the fourth quarter of 2002 or beyond;

         o overall economic conditions had not improved to the extent that it was forecasted in fiscal 2001 and the first quarter of fiscal 2002; and

         o based upon the revised cash flow projections, the Company would use in operations all remaining cash by September 2002 unless additional funding becomes available.

While the Company aggressively pursued a sales goal of at least $600,000, in the third quarter of 2002, without significant improvement in the overall economy, its ability to close these accounts was substantially at risk.

Due to the factors outlined above, our cash flow forecast projects a deficit cash balance during September 2002. Accordingly, the Company determined it is no longer appropriate to include projected undiscounted cash flows beyond September 2002 for the purposes of determining asset impairment under SFAS 121.

The Company concluded that with no revenue in the first and second quarters of 2002 from Ingenuus software, and given the fact that the Company's prospects keep delaying capital purchases, there is a strong possibility that the Company will not be able to generate enough revenue and cash to continue operations. Hence, in the second quarter of fiscal 2002 using SFAS 121, the Company concluded the assets and the intangibles were impaired and were written-down to the estimated fair value.

Based on current cash flows, and on the assumption that the Company will be out of funds by September 2002, several intangible and fixed assets were deemed impaired. The total impairment of assets was $7.4 million, which was recorded in the second quarter:

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

The Company reevaluated its assets to determine if they were further impaired under SFAS 121 at August 31, 2002. The Company concluded that all assets were carried at or below their estimated fair value, and hence, no impairment charge was recorded in the third quarter 2002.

Lease Impairment

The Company is currently not utilizing all of its leased office space and is trying to sublease its building in Livermore. Since the Company may not be able to sublease the building at the full rate, it may have to discount its sublease, and may also include free rent. As a result, the Company used EITF 88-10; "Costs Associated With Lease Modification or Termination", with respect to the loss related to the operating lease. The Company also used the guidance under EITF issue #94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". The loss on the sublease, $289,000 was charged to expense in the third quarter of 2002. The estimated loss on the sublease will be reevaluated at the end of each quarter going forward.

The lease impairment for the quarter ended August 31, 2002 was $289,000. Lease impairment as a percentage of revenue was 438% and 75% for the quarter and nine months ended August 31, 2002, respectively.

Gain on Sale of Investments.

In the quarter ended August 31, 2002 the Company sold 20,700 shares of capital stock of Slim Technology, representing 10% of issued and outstanding shares, to the Slim Tech employees for $125,000. The Company received the proceeds on August 14, 2002. The Company recorded a $1.7 million impairment of investment in Slim Technology in fiscal year 2000 to write down the value of this investment to zero, therefore, the amount of $118,750, the proceeds of $125,000 less the commission of $6,250, have been realized as gain on sale of investment. The Company has continued its efforts to sell the remainder of its holding in Slim Tech. As of the filing date of this report on Form 10Q, the Company had not entered into any agreement to sell additional shares of Slim Tech. The gain on sale of investment in Slim Tech, as a percentage of revenue was 180% and 31% in the quarter and nine months ended August 31, 2002, respectively.

In the nine months ended August 31, 2001 the Company sold 503,000 shares of the 525,000 shares of Virage Logic it held for $6.7 million at an aggregate cost of $800,000, resulting in a gain of $5.9 million. During fiscal year 2001, the Company sold its entire 525,000 shares of Virage Logic. Gain on sale of investment in Virage Logic, as a percentage of revenue was 12% and 450% in the quarter and nine months ended August 31, 2001, respectively.

Interest and Other, Net.

Interest and other, net decreased 99% to $3,000 in the quarter ended August 31, 2002 from $547,000 in the quarter ended August 31, 2001. The interest and other, net decreased 81% to $136,000 in nine months ended August 31, 2002, from $712,000 in the nine months ended August 31, 2001. The decrease in the quarter ended August 31, 2002 compared to the same period last year was mainly due to the decrease in interest of $398,000 on income tax refunds and a decrease in interest and dividends of $53,000 on investments. The decrease in the nine-month period of 2002 compared to the same period last year was also mainly due to a decrease in interest of $280,000 related to income tax refunds and a decrease in interest and dividends of $196,000 on investments. Interest and other, net as a percentage of revenue were 5% and 149% in the quarters ended August 31, 2002 and 2001, respectively, and 36% and 54% in the nine months ended August 31, 2002 and 2001, respectively.

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

Provision for Income Taxes.

There was no provision for income taxes in the quarter and nine months ended August 31, 2002. There were provisions of $2,000 and $5,000 taken for income taxes in the quarter and nine months ended August 31, 2001.

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

Our operating activities used net cash of $4.8 million and $11.0 million in the nine months ended August 31, 2002 and 2001, respectively. Net cash used in the nine months ended August 31, 2002 and 2001 were due to the significant net losses incurred for these periods. During the nine months ended August 31, 2002, we received $609,000 in income tax refunds from the IRS.

Net cash (used for) and provided by investing activities were ($215,000) and $6.7 million in the nine months ended August 31, 2002, and 2001, respectively. During the nine months ended August 31, 2002, we used $295,000 for capital expenditures related to interior improvements to our Livermore facility and $31,000 for leased equipment buyout. In the nine months ended August 31, 2002, we received net proceeds of $118,750 from the sale of 20,700 shares of Slim Technology, representing 10% of the issued and outstanding capital stock of Slim Technology Co. Ltd. In the nine months ended August 31, 2001, we received net proceeds of $6.7 million from the sale of 503,000 shares of Virage

Logic, Corp. and we used $40,000 for purchases of property and equipment.

Net cash provided by and (used for) financing activities were $1,000 and ($155,000) in the nine months ended August 31, 2002, and 2001 respectively. Net cash provided by financing activities in the nine months ended August 31, 2002 was from the issuance of common stock under our employee stock purchase plan. Net cash used by financing activities in the nine months ended August 31, 2001 consisted primarily of repurchase of common stock of $169,000.

Net proceeds from the sale of our SIP business were $3.0 million in the nine months ended August 31, 2001. The entire amount of $11.3 million from the sale of SIP business had been received as of November 30, 2001.

As of August 31, 2002, we had cash and cash equivalents of $452,000, an accumulated deficit of $101.0 million and working capital of ($1.7 million).

We have suffered recurring losses in the first nine months of fiscal 2002, fiscal 2001, and 2000. Our continued existence is dependent on our ability to achieve profitable operations. If we achieve profitability or obtain additional financing, we intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including:

         o the costs and timing of our product development efforts and the success of these development efforts;

         o        the costs and timing of our sales and marketing activities;

         o the extent to which our existing and new products gain market acceptance;

         o        competing technological and market developments;

         o the costs involved in maintaining and enforcing patent claims and other intellectual property rights; and

         o        economic conditions.

Overall weakness in the general economy and our deteriorating financial condition caused demand for our product to decline during the third quarter of 2002. As a result, the Company made no software sales in the third quarter of 2002, and therefore did not meet its revenue target for that period.

In the third quarter of 2002, we further reduced our headcount and operating expenses to preserve cash. However, even without revenues, we believe that we will be able to fund our operations with existing cash through October 2002. We need to raise immediate additional funds in order to support our continued operating losses and to otherwise fund our operations.

We are attempting to raise funds through our on-going efforts to sell the Company's products and services, and by trying to sell off our remaining investments in Slim Technology. We also hope to raise funds from the collection of the notes receivable of $552,500 due from Pulsic, related to the restructured Chip & Chip note (see Note 7).

In addition, the Company is actively pursuing strategic business combinations with a couple of companies. If additional funding becomes available, we cannot be sure that such investments will be offered on acceptable terms. Also, we cannot be sure that any business combination will be entered into. If adequate funds are not available or a business combination is not entered into by the end of October 2002, we may be required to cease our operations and/or seek protection under the bankruptcy laws.

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

Possible Challenges to Success

We May Not Be Successful in Marketing our MCM Product

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

Our future depends on our ability to enhance and expand our existing MCM product, and to introduce new products as technology allows. There can be no assurance that we will be successful in marketing the MCM product. We may also experience release delays that are costly, and that can harm our business and result in possible litigation. Other possible risks affecting our product sales include:

         o        manufacturers' resistance to change;

         o reductions in capital spending by customers due to economic downturn;

         o        miscalculations regarding the need for the MCM product;

         o misappropriation of the Company's technology or copyright infringement;

         o        diversion   of   resources   due  to   litigation,   including
                  intellectual propriety rights litigation;

         o        lack of sales, marketing, and customer support;

         o        rapid technological change;

         o        frequent introductions of new products by our competitors;

         o        short product life cycles;

         o        changes in customer demands and requirements; and

         o        evolving industry standards.

Our Ability to Continue Operations Will Depend on Our Ability to Secure Funding.

The Company made no software sales in the quarter ended May 31, 2002 or the quarter ended August 31, 2002. If this condition continues, we will not be able to continue operations beyond the end of October 2002. As a result, the Company's short-term viability will depend on our ability to secure an immediate source of funding through either the sale of additional equity securities or a merger. If such funding or merger does not occur, we may be forced to cease operations and/or file for bankruptcy.

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

Risks Associated with Our International Sales Could Harm Our Business

We continue to market our products to the international market. There are a number of risks inherent in dealing with foreign companies. Some of those risks include:

         o        economic recessions and political instability;

         o        exchange rate fluctuations;

         o        extended accounts receivables and collections difficulties;

         o        difficulty   in  managing  both  sales   representatives   and
                  distributors;

         o        unexpected changes in regulatory requirements;

         o        reduced  or  limited  protection  for  intellectual   property
                  rights;

         o        export license  requirements and documentation;  and

         o        tariffs and possible adverse tax consequences.

Our Future Operating Results Are Expected to Fluctuate and We Depend Upon Timely Project Completion

Our operating results have fluctuated in the past and are expected to fluctuate significantly on a quarterly and annual basis in the future as a result of a number of factors including:

         o        the size and timing of customer orders;

         o        the length of our sales cycle;

         o the timing of new product announcements and introductions by us and our competitors;

         o our ability to successfully develop, introduce and market new products and product enhancements;

         o        market acceptance of our products;

         o        the cancellation or delay of orders from major customers;

         o the level of changes to customer requirements due to specific changes requested by customers;

         o        our  ability  to  retain  our  existing   personnel  and  hire
                  additional personnel; and

         o        general economic conditions.

We Face the Risk of Losing Existing Contracts.

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

We May Fail to Successfully Integrate Our Business With Merger and Acquistion Partners.

From time to time, we expect to evaluate potential acquisitions to build our expertise. There can be no assurance that:

         o        we will be able to identify attractive acquisition candidates;

         o that we will be able to successfully complete any such acquisition; or

         o that we will be able to integrate any acquired company with our other operations.

In connection with potential acquisitions, the failure to successfully and efficiently integrate new employees and operations of the acquired company with our existing employees and operations or to successfully manage an acquired company could materially adversely effect our business, operating results, and financial condition.

We Depend on Key Personnel

Our business depends on the continued service of our executive officers and other senior management and key employees, including certain technical, managerial and marketing personnel. The loss of the services of any of these individuals or groups of individuals could have a material adverse effect on our business, operating results and financial condition. None of our executive officers has an employment agreement with us. Also, any significant growth of our business and expansion of our customer base would place a significant strain on our management and operations. We believe that our future business results will depend upon our ability to identify, attract, motivate and retain additional highly skilled technical, managerial and marketing personnel and to hire replacements for employees that leave us. Competition for such personnel in the computer software industry is intense. There can be no assurance we will be successful in identifying, attracting and retaining such personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Our Share Price Is Volatile

Since our initial public offering in April 1998, the market price of our Common Stock has been highly volatile and is expected to be significantly affected by factors such as:

         o our actual and perceived ability to continue to fund our operations;

         o        actual or anticipated fluctuations in our operating results;

         o        the trading liquidity of our common stock;

         o        our failure to meet or exceed published earnings estimates;

         o changes in earnings estimates or recommendations by securities analysts;

         o        announcements of technological innovations;

         o new products or new contracts by us or our existing or potential competitors;

         o        developments   with   respect  to   patents,   copyrights   or
                  proprietary rights;

         o adoption of new accounting standards affecting the software industry; and

         o        general market conditions.

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

We have established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place our investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at cost, which approximates market value. Due to the short-term nature of our investments and the immaterial amount of our debt obligation, we believe that there is no material exposure to interest rate fluctuation. Therefore, no accompanying table has been provided.

ITEM 4. CONTROLS AND PROCEDURES

Based upon an evaluation of our disclosure controls and procedures that was performed within 90 days of our filing of this quarterly report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure the timely collection, evaluation and disclosure of information potentially subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Based upon an evaluation of our internal controls that was performed within 90 days of our filing of this quarterly report on Form 10-Q, there have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of evaluation. No significant deficiencies or material weaknesses were identified in the evaluation of our internal controls and therefore no corrective actions have been taken.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 99.1 Certification

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INGENUUS CORPORATION


                                        BY: /s/ Randy Singh
                                            --------------------------
                                            Randy Singh
                                            Chief Financial Officer

Date: October 15, 2002

                                 CERTIFICATIONS

I, Michael J. Carroll, Chairman and Chief Executive Officer of Ingenuus Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the third quarter ended August 31, 2002 of Ingenuus Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 15, 2002
      ----------------


                /s/ Michael J. Carroll
                -------------------
                Chairman and Chief Executive Officer

I, Randy Singh, Chief Financial Officer of Ingenuus Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the third quarter ended August 31, 2002 of Ingenuus Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 15, 2002
      ----------------


                /s/ Randy Singh
                -------------------
                Chief Financial Officer